Form 10-K/A
period 2012-12-31
New Source Energy Partners L.P.
filed 2013-04-29
CIK 1560443

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A
(Amendment No. 1)

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                            TO                          .

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

EXPLANATORY NOTE

On April 1, 2013, New Source Energy Partners L.P. (the “Partnership”) filed its Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original Form 10-K”). The Partnership hereby amends the Original Form 10-K to furnish Interactive Data file exhibits in accordance with Rule 405 of Regulation S-T, which are marked as Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE and formatted in XBRL (eXtensible Business Reporting Language).  In addition, this Amendment No. 1 amends and restates “Item 10 —Directors, Executive Officers and Corporate Governance” to the Original Form 10-K in its entirety.  In connection with the filing of this Amendment No. 1 and pursuant to the rules of the United States Securities and Exchange Commission, the Partnership is including with this Amendment No. 1 certain currently-dated certifications.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment No. 1 to the Original Form 10-K does not reflect events that may have occurred subsequent to the filing of the Original Form 10-K, and does not modify or update in any way disclosures made in the Original Form 10-K.  Pursuant to Rule 12b-15 under the Exchange Act, we have restated in its entirety each item of the Original Form 10-K affected by this Amendment.

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

Committees of the Board of Directors

Audit Committee

Rules implemented by the NYSE and SEC require our general partner to have an audit committee comprised of at least three directors who meet the independence and experience standards established by the NYSE and the Exchange Act, subject to certain transitional relief during the one-year period following the completion of our IPO. Prior to the completion of our IPO, Mr. Toole was appointed the chairman and sole member of our audit committee. The board of directors has determined that Mr. Toole is financially literate, is the audit committee financial expert and is “independent” under the standards of the NYSE and SEC regulations currently in effect. The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee. We make our Audit Committee Charter available, free of charge, within the “Corporate Governance” section of our website at http://www.newsource.com/Investors/Corporate-Governance/default.aspx.

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

Communications with Directors

The board of directors of our general partner welcomes communications from our unitholders and other interested parties. Unitholders and any other interested parties may send communications to the Board, any committee of the Board, the chairman of the Board or any other director in particular to:

New Source Energy Partners L.P.
914 North Broadway, Suite 230
Oklahoma City, Oklahoma 73102

Unitholders and any other interested parties should mark the envelope containing each communication as “Communication with Directors” and clearly identify the intended recipient(s) of the communication. Our Corporate Secretary will review each communication received from unitholders and other interested parties and will forward the communication, as expeditiously as reasonably practicable, to the addressees if: (1) the communication complies with the requirements of any applicable policy adopted by the board of directors of our general partner relating to the subject matter of the communication; and (2) the communication falls within the scope of matters generally considered by the board. To the extent the subject matter of a communication relates to matters that have been delegated by the board to a committee or to an executive officer of our general partner, then the general partner’s Corporate Secretary may forward the communication to the executive officer or chairman of the committee to which the matter has been delegated. The acceptance and forwarding of communications to the members of the board of directors of our general partner or an executive officer does not imply or create any fiduciary duty of the board members or executive officer to the person submitting the communications.

Meetings of Non-Management Directors

The non-management directors of our general partner generally hold regularly scheduled meetings in executive session immediately following each regularly scheduled Board meeting.  At least once a year, these executive sessions include only directors who qualify as independent under the listing requirements of the New York Stock Exchange. A lead director is designated by the board of directors of our general partner to preside at these meetings. The lead director is responsible for preparing an agenda for the meetings of the non-management or independent directors in executive session. Our current lead director is Terry L. Toole.

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

Exhibit Number	Description

10.5†	—
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

21.1	—	List of Subsidiaries of New Source Energy Partners L.P. (Not applicable).

23.1*	—	Consent of BDO USA LLP

23.2*	—	Consent of Ralph E. Davis Associates, Inc.

Exhibit Number	Description

31.1**	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2**	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	—	Report of Ralph E. Davis Associates, Inc.

101.INS***	—	XBRL Instance Document.

101.SCH***	—	XBRL Schema Document.

101.CAL***	—	XBRL Calculation Linkbase Document.

101.DEF***	—	XBRL Definition Linkbase Document.

101.LAB***	—	XBRL Labels Linkbase Document.

101.PRE***	—	XBRL Presentation Linkbase Document.

*	Filed or furnished as an exhibit to the Registrant’s Annual Report on Form 10-K filed on April 1, 2013.
**	Filed herewith.
***	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, State of Oklahoma, on April 29, 2013.

New Source Energy Partners L.P.

By:	New Source Energy GP, LLC, its general partner

By:	/s/ Kristian B. Kos
Name:	Kristian B. Kos
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ David J. Chernicky	Chairman of the Board	April 29, 2013
David J. Chernicky	and Senior Geologist

/s/ Kristian B. Kos	Director, President	April 29, 2013
Kristian B. Kos	and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard D. Finley	Chief Financial Officer and Treasurer	April 29, 2013
Richard D. Finley	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Terry L. Toole	Director	April 29, 2013
Terry L. Toole

/s/ V. Bruce Thompson	Director	April 29, 2013
V. Bruce Thompson

/s/ Phil Albert	Director	April 29, 2013
Phil Albert