Form 10-Q
period 2013-03-31
New Source Energy Partners L.P.
filed 2013-05-15
CIK 1560443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number: 001-35809

NEW SOURCE ENERGY PARTNERS L.P.
(Exact name of registrant as specified in its charter)

Delaware	38-3888132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

914 North Broadway, Suite 230 Oklahoma City, Oklahoma	73102
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (405) 272-3028

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2013, the registrant had 6,773,500 common units, 2,205,000 subordinated units and 155,102 general partner units outstanding.

NEW SOURCE ENERGY PARTNERS, L.P.
Form 10-Q
Quarter Ended March 31, 2013

i

NAMES OF ENTITIES

As used in this Quarterly Report on Form 10-Q, unless otherwise indicated, the following terms have the following meanings:

•	The “Partnership,” “NSLP,” “we,” “our,” “us” or like terms refer collectively to New Source Energy Partners L.P. and its subsidiaries;

•	“our general partner” refers to New Source Energy GP, LLC, our general partner;

•	“New Source Energy” refers to New Source Energy Corporation;

•	“New Dominion” refers to New Dominion, LLC, the entity that serves as our contract operator and provides certain operational services to us;

•	“Scintilla” refers to Scintilla, LLC, the entity from which New Source Energy acquired substantially all of its assets in August 2011;

•
“New Source Group” collectively refers to New Source Energy, New Dominion and Scintilla; however, when used in the context of the development agreement described in this Quarterly Report on Form 10-Q, the New Source Group refers to the parties (other than us) party thereto; and

•
“our management,” “our employees,” or similar terms refer to the management and personnel of New Source Energy who perform managerial and administrative services on behalf of us and our general partner under an omnibus agreement among us, our general partner and New Source Energy.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

The information discussed in this Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number of anticipated wells to be drilled after the date hereof, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others, the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 and in this report, as well as those factors summarized below:

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in “Item 1A.  Risk Factors.” All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report on Form 10-Q and speak only as of the date of this report. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

PART I – FINANCIAL INFORMATION
Item 1.        Financial Statements

New Source Energy Partners L.P.
Condensed Balance Sheets
(unaudited, in thousands, except unit amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$3,831	$-
Oil and natural gas sales receivable	3,730	5,621
Oil and natural gas sales receivable—related parties	1,628	42
Derivative assets	75	25
Total current assets	9,264	5,688
Property and equipment:
Oil and natural gas properties, at cost, using full cost method:
Proved oil and natural gas properties	232,813	202,795
Prepaid drilling and completion costs	379	1,000
Accumulated depreciation, depletion, and amortization	(115,567)	(112,372)
Total property and equipment, net	117,625	91,423
Loan fees, net	1,577	1,508
Deferred offering costs	-	1,315
Derivative assets	659	-
Total assets	$129,125	$99,934

LIABILITIES, PARENT NET INVESTMENT AND PARTNERS CAPITAL:
Current liabilities:
Accounts payable	$298	$-
Accounts payable—related parties	2,603	1,564
Accrued liabilities	105	259
Accrued income taxes	-	103
Derivative obligations	3,050	47
Total current liabilities	6,056	1,973
Long-term related party payables	312	345
Credit facility	40,000	68,000
Derivative obligations	1,585	107
Asset retirement obligation	2,875	1,510
Deferred tax liability	-	12,024
Total liabilities	50,828	83,959
Commitments and contingencies (See Note 10)
Parent net investment	-	15,975
Partners' capital:
Common units (6,773,500 units outstanding at March 31, 2013)	99,944	-
Subordinated units (2,205,000 units outstanding at March 31, 2013)	(20,266)	-
General partner's capital (155,102 units outstanding at March 31, 2013)	(1,381)	-
Total partners' capital	78,297	15,975
Total liabilities, parent net investment and partners' capital	$129,125	$99,934

The accompanying notes are an integral part of these unaudited condensed financial statements.

New Source Energy Partners L.P.
Condensed Statements of Operations
(unaudited, in thousands, except per unit amounts)

	Three months ended March 31,
	2013	2012
REVENUES
Oil sales	$1,198	$1,459
Natural gas sales	1,807	1,410
Natural gas liquids sales	6,355	7,162
Total revenues	9,360	10,031
OPERATING COSTS AND EXPENSES
Oil and natural gas production expenses	2,447	1,743
Oil and natural gas production taxes	953	345
General and administrative (including equity-based compensation expense of $7,738 and $3,149 for the three months ended March 31, 2013 and 2012)	8,854	4,326
Depreciation, depletion and amortization	3,195	3,943
Accretion expense	29	28
Total operating costs and expenses	15,478	10,385
Operating loss	(6,118)	(354)
OTHER INCOME (EXPENSE)
Interest expense	(2,079)	(812)
Realized and unrealized gain (loss) from derivatives, net	(5,326)	914
Loss before income taxes	(13,523)	(252)
Income tax benefit	12,126	144
Net loss	$(1,397)	$(108)

ALLOCATION OF 2013 NET LOSS:
Net loss	$(1,397)
Net income prior to purchase of properties from New Source Energy on February 13, 2013	5,303
Net loss subsequent to purchase of properties from New Source Energy on February 13, 2013	$(6,700)
Net loss allocable to general partner from February 13, 2013 to March 31, 2013	$(133)
Net loss allocable to subordinated units from February 13, 2013 to March 31, 2013	$(1,919)
Net loss allocable to common units from February 13, 2013 to March 31, 2013	$(4,648)
Net loss per common unit from February 13, 2013 to March 31, 2013	$(0.87)

The accompanying notes are an integral part of these unaudited condensed financial statements.

New Source Energy Partners LP
STATEMENT OF PARTNERS' CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31,2013
(unaudited, dollars in thousands)

		Common Units		Subordinated Units		General Partner Units		Total
	Parent Net Investment	Units	Capital	Units	Capital	Units	Capital	Partners' Capital

Balance, December 31, 2012	$15,975	-	$-	-	$-	-	$-	$-
Net income attributable to the period from January 1, 2013 to February 12, 2013	5,303	-	-	-	-	-	-	-
Allocated equity-based compensation of parent	388	-	-	-	-	-	-	-
Distribution to parent attributable to period from January 1, 2013 to February 12, 2013	(2,495)	-	-	-	-	-	-	-
Subordinated note to parent at closing	(25,000)	-	-	-	-	-	-	-
Cash paid to parent at closing	(15,800)	-	-	-	-	-	-	-
Distribution of accounts receivable to parent	(7,014)	-	-	-	-	-	-	-
Accounts payable assumed by parent	1,742	-	-	-	-	-	-	-
Purchase of oil and natural gas properties from New Source Energy in exchange for units	26,901	777,500	(7,306)	2,205,000	(18,347)	150,000	(1,248)	(26,901)
Proceeds from equity offering, net of offering costs	-	4,250,000	76,565	-	-	-	-	76,565
Issuance to general partner from overallotment exercised	-	-	-	-	-	5,102	-	-
Equity-based compensation	-	367,500	7,350	-	-	-	-	7,350
Units issued in exchange for oil and natural gas properties	-	1,378,500	27,983	-	-	-	-	27,983
Net loss attributable to the period from February 13, 2013 to March 31, 2013	-	-	(4,648)	-	(1,919)	-	(133)	(6,700)
Balance, March 31, 2013	$-	6,773,500	$99,944	2,205,000	$(20,266)	155,102	$(1,381)	$78,297

The accompanying notes are an integral part of these unaudited condensed financial statements.

New Source Energy Partners L.P.
Condensed Statements of Cash Flows
(unaudited, in thousands)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,397)	$(108)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	3,195	3,943
Write off of loan fees due to debt refinancing	1,436	-
Equity-based compensation	7,738	3,149
Deferred income tax benefit	(12,023)	(144)
Amortization of loan fees	129	148
Accretion expense	29	28
Unrealized loss (gain) on derivatives, net	5,068	(740)
Payments for derivative option premiums	(1,334)	-
Other non cash charges	37	-
Changes in operating assets and liabilities:
Oil and natural gas sales receivable	(5,953)	27
Accounts payable	2,324	(247)
Accrued liabilities	(154)	2
Income taxes payable	(103)	177
Net cash (used in) provided by operating activities	(1,008)	6,235
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for oil and natural gas properties and equipment	(112)	(3,288)
Net cash used in investing activities	(112)	(3,288)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(95,000)	-
Payments for deferred loan costs	(1,634)	-
Proceeds from sales of common units, net of offering costs	77,880	-
Proceeds from borrowings on long-term debt	42,000	-
Investment by (distribution to) parent	(18,295)	(2,947)
Net cash provided by (used in) financing activities	4,951	(2,947)
Net change in cash and cash equivalents	3,831	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$3,831	-
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest expense	$668	$662
NON-CASH INVESTING AND FINANCING ACTIVITIES
Capitalized asset retirement obligation	$1,335	$14
Increase (decrease) in accrued capital expenditures	234	(16)
Accounts receivable distributed to parent	(7,014)	-
Accounts payable assumed by parent	(1,742)	-
Subordinated note given to parent in exchange for oil and gas properties	25,000	-
Purchase of oil and natural gas properties in exchange for units	(27,983)	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

1.  Summary of Significant Accounting Policies

Organization

New Source Energy Partners L.P. (the “Partnership” or “NSLP”) is a Delaware limited partnership formed in October 2012 by New Source Energy Corporation (“New Source Energy”) to own and acquire oil and natural gas properties in the United States.

On February 13, 2013, NSLP completed its initial public offering (the “Offering”) of 4,000,000 common units representing limited partner interests in NSLP at a price to the public of $20.00 per common unit. NSLP received net proceeds of approximately $74.4 million from the Offering, after deducting underwriting discounts. NSLP made a cash distribution of $15.8 million to New Source Energy as consideration (together with its issuance to New Source Energy of approximately 50% of New Source Energy, GP, LLC, which owns all of the NSLP general partner units, 777,500 common units, 2,205,000 subordinated units and a $25.0 million note payable) for the contribution by New Source Energy of certain oil and gas properties (the “IPO Properties”) and certain commodity derivative contracts.  Additionally, NSLP assumed approximately $70.0 million of New Source Energy’s indebtedness previously secured by the IPO Properties, and used a portion of the net proceeds from the Offering to repay in full such assumed debt at the closing of the Offering. NSLP also borrowed $15.0 million under a new revolving credit facility on February 13, 2013.  On March 12, 2013, NSLP received net proceeds of $4.7 million from the partial exercise, in the amount of 250,000 common units, of the underwriters’ overallotment option.

The IPO Properties acquired from New Source in 2013 include interests in wells producing oil, natural gas, and natural gas liquids from the Misener-Hunton (the “Hunton”) formation in East-Central Oklahoma. The IPO Properties acquired represent New Source’s working interest in certain Hunton formation producing wells located in Pottawatomie, Seminole and Okfuskee Counties, Oklahoma (“Golden Lane Area”), which equates to approximately a 38% weighted average working interest in the Golden Lane Area.

On March 29, 2013, the Partnership completed an acquisition, with an effective date of March 1, 2013, of certain oil and gas properties located in Oklahoma (the “March Acquired Properties”) from New Source Energy, Scintilla, and W.K. Chernicky, LLC, an Oklahoma limited liability company. As consideration for the March Acquired Properties, the Partnership issued an aggregate of 1,378,500 common units representing limited partner interests in the Partnership. The March Acquired Properties are located in the Golden Lane Field, where the IPO Properties are located, and in the Luther Field, which is adjacent to the Golden Lane Field.

Basis of Presentation

The accompanying unaudited condensed financial statements present the financial position of NSLP at March 31, 2013 and December 31, 2012 and the Partnership’s results of operations and cash flows for the three months ended March 31, 2013 and 2012. These condensed financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated interim periods in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” for interim financial reporting.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted.  Therefore, these unaudited condensed financial statements should be read along with the Partnership’s financial statements and the financial statements of the IPO Properties for the year ended December 31, 2012 included in the Partnership’s Form 10-K (File No. 001-35809) for an expanded discussion of the Partnership’s financial disclosures and accounting policies.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Nature of Operations and Basis of Presentation

The acquisition of the IPO Properties discussed above was a transaction between businesses under common control. The accounts relating to the IPO Properties have been reflected retroactively in the Partnership’s financial statements at carryover basis. Therefore, for periods prior to February 13, 2013, the accompanying financial statements may not be indicative of the Partnership’s future performance and may not reflect what its financial position, results of operations, and cash flows would have been had it been operated as an independent company during the periods presented. Prior to February 13, 2013, New Source Energy performed certain corporate functions on behalf of the IPO Properties, and the financial statements reflect an allocation of the costs New Source Energy incurred. These functions included executive management, information technology, tax, insurance, accounting, legal and treasury services. The costs of such services were allocated based on the most relevant allocation method to the service provided, primarily based on relative book value of assets, among other factors. Management believes such allocations are reasonable; however, they may not be indicative of the actual expense that would have been incurred had the Partnership been operated as an independent company for all of the periods presented. The charges for these functions are included primarily in general and administrative expenses.

Use of Estimates in the Preparation of Financial Statements

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Depletion of oil and natural gas properties is determined using estimates of proved oil and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and natural gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves. Other significant estimates include, but are not limited to, the valuation of commodity derivatives and the Partnership’s common units issued in a business combination and as compensation for services, the allocation of general and administrative expenses, and asset retirement obligations.

Oil and Natural Gas Properties

The Partnership utilizes the full cost method of accounting for oil and natural gas properties whereby productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. All capitalized costs of oil and natural gas properties and equipment, including the estimated future costs to develop proved reserves, are amortized using the units-of-production method based on total proved reserves. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. Under the full cost method, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the ceiling limitation). In arriving at estimated after-tax future net revenues, estimated lease operating expenses, development costs, and certain production-related and ad valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. Reserve estimates used in determining estimated after-tax future net revenues have been prepared by an independent petroleum engineer. Future net revenues were computed based on reserves using prices calculated as the unweighted arithmetical average oil and natural gas prices on the first day of each month within the latest twelve-month period. Subsequent to February 13, 2013, the ceiling limitation computation is determined without regard to income taxes due to NSLP being a non-income tax paying entity. There were no full cost ceiling write-downs recorded in the three months ended March 31, 2013 or 2012.

Earnings per Unit

Subsequent to the acquisition of the IPO Properties from New Source Energy on February 13, 2013, the Partnership presents earnings per unit information in accordance with ASC Topic 260, “Earnings per Share.”

The Partnership’s restricted units are participating securities under ASC 260, because they may participate in undistributed earnings with unrestricted units. However, in accordance with ASC 260, securities are deemed not to participate in losses if there is no obligation to fund such losses.

Basic and diluted earnings per unit for the period from February 13, 2013 through March 31, 2013 was determined by dividing net income for this period by the weighted average number of units outstanding.  Basic and diluted earnings per unit for the period from February 13, 2013 through March 31, 2013 were computed using the following components:

	Common Units	Subordinated Units	General Partner
Numerator
Net loss (in thousands)	$(4,648)	$(1,919)	$(133)
Denominator:
Weighted average units outstanding	5,339,372	2,205,000	152,171
Basic and diluted loss per unit	$(0.87)	$(0.87)	$(0.87)

2.  Related Party Transactions

The Partnership has a working relationship with New Dominion, LLC (“New Dominion”), an exploration and production operator based in Tulsa, Oklahoma wholly owned by the Chairman of the general partner’s board of directors. Pursuant to the Partnership’s Development Agreement, New Dominion is currently contracted to operate the Partnership’s existing wells in the Hunton formation in east-central Oklahoma. New Dominion has historically performed this service for New Source Energy. As a result, all pre-Offering accounts payable related to the Partnership’s properties are presented as accounts payable – related party in the accompanying balance sheets.

New Dominion acquires leasehold acreage on behalf of the Partnership for which the Partnership is obligated to pay in varying amounts according to agreements applicable to particular areas of mutual interest. The leasehold cost for which the Partnership is obligated is approximately $0.5 million as of March 31, 2013, of which $0.2 million is reflected as a current liability and $0.3 million is reflected as a long-term liability. The Partnership classifies these amounts as current or long-term liabilities based on the estimated dates of future development of the leasehold, which is customarily when New Dominion invoices the Partnership for these costs.

3.  Credit Agreement

On February 13, 2013, in connection with the closing of the Offering, the Partnership entered into a Credit Agreement (the “Credit Agreement”) by and among the Partnership, as borrower, Bank of Montreal, as administrative agent for the lenders party thereto (the “Administrative Agent”), and the other lenders party thereto.

The Credit Agreement is a four-year, $60 million senior secured revolving credit facility with an initial borrowing base of $30 million. The borrowing base is subject to redetermination on a semi-annual basis based on an engineering report with respect to the estimated oil and gas reserves of the Partnership and its subsidiaries, which will take into account the prevailing oil and gas prices at such time, as adjusted for the impact of commodity derivative contracts. The Credit Agreement is available for working capital for exploration and production, to provide funds in connection with the Partnership’s acquisition of oil and gas properties contributed upon the closing of the Offering, to refinance certain indebtedness of New Source Energy and for general corporate purposes.

On February 28, 2013, the Partnership entered into a First Amendment (the “First Amendment”) to its Credit Agreement.  The First Amendment (i) adds a lender under the Credit Agreement, (ii) increases the Partnership’s borrowing base under the Credit Agreement from $30 million to $60 million, (iii) increases the lenders’ aggregate commitment under the Credit Agreement from $60 million to $150 million and (iv) removes references and provisions related to the $25.0 million subordinated promissory note (the “Subordinated Note”) issued by the Partnership to New Source Energy Corporation in connection with the Partnership’s initial public offering. As a condition precedent to effectiveness of the First Amendment, the Partnership repaid the Subordinated Note in full.

Borrowings under the Credit Agreement bear interest at a base rate (a rate equal to the highest of (a) the Federal Funds Rate plus 0.5%, (b) the Administrative Agent’s prime rate or (c) LIBOR plus 1.00%) or LIBOR, in each case plus an applicable margin ranging from 1.50% to 2.25%, in the case of a base rate loan, or from 2.50% to 3.25%, in the case of a LIBOR loan (determined with reference to the borrowing base utilization). The unused portion of the borrowing base will be subject to a commitment fee of 0.50% per annum. Accrued interest and commitment fees are payable quarterly, or in the case of certain LIBOR loans, at shorter intervals. The Credit Agreement matures on February 13, 2017 and the variable rate was approximately 3.04% per annum at March 31, 2013. As of March 31, 2013, the Partnership had $40 million outstanding under the Credit Agreement and, as a result, the Partnership had $20 million of available borrowing capacity under the Credit Agreement. The Partnership was in compliance with all covenants of the Credit Agreement as of March 31, 2013.

4.  Fair Value Measurements

Measurements of fair value of derivative instruments are classified according to the fair value hierarchy, which prioritizes the inputs to the valuation techniques used to measure fair value. As defined in ASC 820-10, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The Partnership’s commodity derivative contracts are accounted for at fair value.  The fair values of derivative instruments are based on a third-party pricing model which utilizes inputs that include (a) quoted forward prices for oil and gas, (b) discount rates, (c) volatility factors and (d) current market and contractual prices, as well as other relevant economic measures.  The estimates of fair value are compared to the values provided by the counterparty for reasonableness.  Derivative instruments are subject to the risk that counterparties will be unable to meet their obligations.  Such non-performance risk is considered in the valuation of the Partnership’s derivative instruments but to date has not had a material impact on estimates of fair values.  Significant changes in the quoted forward prices for commodities and changes in market volatility generally leads to corresponding changes in the fair value measurement of the Partnership’s derivative contracts.

 The Partnership follows the provisions of ASC 820-10 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. ASC 820-10 applies to equity issued in business combinations and the initial recognition of asset retirement obligations for which fair value is used.

NSLP utilizes ASC Topic 718, “Compensation—Stock Compensation,” to value units issued for compensation purposes. Measurement of equity-based payment transactions with employees is generally based on the grant date fair value of the equity instruments issued.

Asset retirement cost estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, the Partnership has designated these liabilities as Level 3.

The Partnership utilizes ASC 805-10 to identify and record the fair value of assets and liabilities acquired in a business combination. New assets measured at fair value during the three months ended March 31, 2013 relate to the purchase of certain oil and natural gas properties in exchange for 1.4 million common units, equal to $28 million based upon the discounted cash flows associated with the properties’ estimated proved reserves (using various analyses with discount factors ranging from 8% to 15%). The inputs used by management for the fair value measurements of these acquired oil and gas properties include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

The carrying amount of the revolving long-term debt of $40.0 million as of March 31, 2013 approximates fair value because NSLP’s current borrowing rate does not materially differ from market rates for similar bank borrowings. The revolving long-term debt is classified as a Level 2 item within the fair value hierarchy.

5.  Derivative Contracts

To reduce the impact of fluctuations in oil and natural gas prices on the Partnership’s revenues, or to protect the economics of property acquisitions, the Partnership periodically enters into derivative contracts with respect to a portion of its projected oil and natural gas production through various transactions that fix or, through options, modify the future prices to be realized.  These transactions may include price swaps whereby the Partnership will receive a fixed price for its production and pay a variable market price to the contract counterparty.  Additionally, the Partnership may enter into collars, whereby it receives the excess, if any, of the fixed floor price over the floating rate or pays the excess, if any, of the floating rate over the fixed ceiling price.  In addition, the Partnership purchases options, such as puts, as a way to manage its exposure to fluctuating prices.  These hedging activities are intended to support oil and natural gas prices at targeted levels and to manage exposure to oil and natural gas price fluctuations.  It is never the Partnership’s intention to enter into derivative contracts for speculative trading purposes.

Under ASC Topic 815, “Derivatives and Hedging,” all derivative instruments are recorded on the condensed consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date.  The Partnership records derivative assets and liabilities by counterparty, by commodity and by type of derivative contract.  Changes in the derivatives’ fair values are recognized currently in earnings unless specific hedge accounting criteria are met.  The Partnership has elected not to designate its current derivative contracts as hedges.  Therefore, changes in the fair value of these instruments are recognized in earnings and included as realized and unrealized gains (losses) on derivative instruments in the condensed statements of operations.

Commodity derivative positions at March 31, 2013 were as follows:

Oil put options:
Year	Volumes (Bbls)	Floor Price
April 1, - December 31, 2013	3,132	$80.00
2014	26,403	$80.00

Natural gas put options:
Year	Volumes (MMBtu)	Floor Price
April 1, - December 31, 2013	205,479	$3.50
2014	476,309	$3.50
2015	798,853	$3.50
2016	930,468	$3.50

Natural gas liquids put options:
Year	Volumes (Bbls)	Average Floor Price
April 1, - December 31, 2013	34,595	$28.65
2014	63,409	$28.66

Oil swaps:
Year	Volumes (Bbls)	Fixed Price per Bbl
April 1, - December 31, 2013	31,612	$93.05
2014	17,324	$90.20
2015	39,411	$88.90
2016	36,658	$86.00

Natural gas swaps:
Year	Volumes (MMBtu)	Avg Price per MMBtu	Range
April 1, - December 31, 2013	1,278,570	$3.66	$3.60	-	$3.69
2014	1,224,147	$4.09		$4.09
2015	800,573	$4.25		$4.25
2016	629,301	$4.37		$4.37

Natural gas liquid swaps:
Year	Volumes (Bbls)	Avg Price	Range
April 1, - December 31, 2013	479,067	$35.57	$34.72	-	$40.71
2014	541,835	$34.94	$34.60	-	$39.39

The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013 (in thousands):

Description	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Oil and natural gas swaps	$—	$(1,047)	$—	$(1,047)
Natural gas liquids swaps	—	—	(3,588)	(3,588)
Oil, natural gas and liquids put options	—	—	734	734
Total	$—	$(1,047)	$(2,854)	$(3,901)

The following table sets forth a reconciliation of changes in the fair value of the Partnership’s derivative contracts classified as Level 3 in the fair value hierarchy (in thousands):

	Significant Unobservable Inputs (Level 3) Three Months Ended March 31
	2013	2012
Beginning balance	$(112)	$(1,198)
Realized gains (losses)	(315)	175
Unrealized gains (losses)	(2,742)	740
Settlements paid (received)	315	(175)
Ending balance	$(2,854)	$(458)

Change in unrealized gains (losses) included in earnings related to derivatives still held as of March 31, 2013 and 2012	$(2,742)	$740

6.  Income Taxes

Income taxes are reflected in these financial statements during the periods in which the IPO Properties were owned by a taxable entity. Since NSLP is not a taxable entity, no income taxes have been provided for the periods following completion of the Offering. Upon NSLP becoming a non-taxable entity, the Partnership recognized a tax benefit related to the change in tax status of approximately $12.1 million.

7.  Equity-based Compensation

On February 13, 2013, the Partnership granted 367,500 units of restricted common units. Disposition of the units are restricted until the later of the termination of the subordination period or December 31, 2015. The award was valued at the IPO price of $20.00 per common unit and charged to equity based compensation in general and administrative expenses at the date of the award. The restricted units do not require a future service requirement from the awardees. For periods prior to February 13, 2013, an allocated amount of New Source Energy stock based compensation was recognized in the Partnership’s financial statements.

Accordingly, the Partnership recorded $7.7 million and $3.1 million of total equity-based compensation expense for the three months ended March 31, 2013 and 2012, respectively.  Of these amounts, $0.4 million and $3.1 million of equity-based compensation represented allocated amounts from New Source Energy, for the three months ended March 31, 2013 and 2012, respectively.

8.  Acquisition of Properties from New Source Energy and Other Parties

On March 29, 2013, the Partnership entered into a Contribution Agreement between the Partnership and New Source Energy, pursuant to which, New Source Energy contributed the certain producing and undeveloped oil and gas properties in the Luther field in Oklahoma to the Partnership in exchange for 348,000 common units.  On March 29, 2013, the Partnership entered into a Contribution Agreement  between the Partnership and Scintilla, LLC, pursuant to which, New Source Energy contributed the certain producing and undeveloped oil and gas properties in the Golden Lane and Luther fields in Oklahoma to the Partnership in exchange for 976,500 common units.   On March 29, 2013, the Partnership entered into a Contribution Agreement between the Partnership and W.K. Chernicky, LLC, pursuant to which, New Source Energy contributed the certain producing and undeveloped oil and gas properties in the Golden Lane and Luther fields in Oklahoma to the Partnership in exchange for 54,000 common units. The acquisition of these properties was recorded at fair value based on the future cash flow of the estimated reserves of the properties acquired. This amount approximated the fair value of the units issued in connection with the transaction of $28 million.

The allocation of the purchase price to the fair value of the acquired assets and liabilities assumed was as follows (in thousands):

Proved oil and natural gas properties including related equipment	$29,316
Future abandonment costs	(1,333)
Fair value of net assets acquired	$27,983

Pro Forma Operating Results
The following table reflects the unaudited pro forma results of operations as though the acquisition had occurred on January 1, 2012. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Revenues	$11,999	$13,307
Net income (loss)	$(594)	$773

The amounts of revenues and revenues in excess of direct operating expenses included in our statements of operations for the acquisition is shown in the table that follows. Direct operating expenses include lease operating expenses and production and other taxes.

Three months ended March 31, 2013

Revenues	$85
Excess of revenues over direct operating expenses	$47

9. General and Administrative Expenses

On February 13, 2013, in connection with the closing of the Offering, NSLP entered into an Omnibus Agreement (the “Omnibus Agreement”) by and among New Source Energy, NSLP and our general partner. Pursuant to the Omnibus Agreement, New Source Energy provides management and administrative services for NSLP and our general partner. From the closing of the Offering through December 31, 2013, NSLP will pay New Source Energy a quarterly fee of $675,000 for the provision of such services. The Partnership recorded a prorated fee of $352,500 for the period from February 13, 2013 through March 31, 2013 in its general and administrative expenses in the quarter ended March 31, 2013. After December 31, 2013, in lieu of the quarterly fee, our general partner will reimburse New Source Energy, on a quarterly basis, for the actual direct and indirect expenses it incurs in its performance under the Omnibus Agreement, and NSLP will reimburse our general partner for such payments it makes to New Source Energy. Prior to February 13, 2013, the Partnership’s financial statements reflected an allocated portion of the general and administrative expenses of the owner of the IPO Properties.

10. Commitments and Contingencies

Commitments

As part of the transactions described in Notes 1 and 2, the Partnership acquired rights to participate in the development of undeveloped properties held and to be acquired by Scintilla and New Dominion. These properties will be held by New Dominion for the benefit of the Partnership pending development of the properties. The Partnership is required by its underlying agreements with New Dominion to pay certain acreage fees to reimburse New Dominion for the cost of the acreage attributable to the Partnership’s working interest when invoiced by New Dominion. The Partnership recognizes an asset and corresponding liability as the acreage costs are incurred by New Dominion, as set forth in Note 2, Related Party Transactions.

Legal Matters

New Dominion is a defendant in a legal proceeding arising in the normal course of its business which may impact the Partnership as described below.

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

If a liability does attach to New Dominion as operator, New Dominion would look to the working interest owners to pay their proportionate share of any liability. While the outcome and impact on the Partnership of this proceeding cannot be predicted with certainty, management believes a range of loss from $10,000 to $250,000 may be reasonably possible.

The Partnership may be involved in other various routine legal proceedings incidental to its business from time to time. However, there were no other material pending legal proceedings to which the Partnership is a party or to which any of its assets are subject.

11.  Subsequent Events

On April 16, 2013, our general partner’s board of directors approved a prorated cash distribution of $0.27417 per unit payable on May 15, 2013 to unitholders of record on May 1, 2013.  This distribution corresponds to the minimum quarterly distribution of $0.525 per unit, or $2.10 on an annualized basis, pro rated from the February 13, 2013 closing of the NSLP’s initial public offering through March 31, 2013.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a discussion of our business, including a general overview of our properties, our results of operations, our liquidity and capital resources, and our quantitative and qualitative disclosures about market risk. The following discussion should be read in conjunction with our accompanying interim financial statements and related notes, included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and our financial statements, related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control, including among other things, the risk factors discussed in “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Statements Regarding Forward-Looking Statements” in the front of this Quarterly Report on Form 10-Q.

Overview

We are a Delaware limited partnership formed in October 2012 by New Source Energy to own and acquire oil and natural gas properties in the United States. Our primary business objective is to generate stable cash flows, allowing us to make quarterly cash distributions to our unitholders and, over time, to increase those quarterly cash distributions. Our properties consist of non-operated working interests in the Misener-Hunton formation (the “Hunton Formation”), a conventional resource reservoir located in east-central Oklahoma. This formation has a 90-year history of exploration and development and thousands of wellbore penetrations that have led to more accurate geologic mapping. The estimated proved reserves on our properties were approximately 14.2 MMBoe, as of December 31, 2012, of which approximately 61% were classified as proved developed reserves and of which approximately 76% were comprised of oil and natural gas liquids. Based on annualized net production from our properties for this period, the total proved reserves associated with our properties had a reserve to production ratio of 10.8 years.

On March 29, 2013, we completed an acquisition, with an effective date of March 1, 2013, of certain oil and gas properties located in Oklahoma (the “March Acquired Properties”) from New Source Energy, Scintilla, and W.K. Chernicky, LLC, an Oklahoma limited liability company. As consideration for the March Acquired Properties, we issued an aggregate of 1,378,500 common units representing limited partner interests in the Partnership. The March Acquired Properties are located in the Golden Lane Field, where the properties we acquired in connection with our initial public offering (the “IPO Properties”) are located, and in the Luther Field, which is adjacent to the Golden Lane Field. The March Acquired Properties had estimated proved reserves of 3.9 MMBoe as of December 31, 2012, of which 53% were proved developed, 10% were oil and 54% were natural gas liquids.

Average net daily production for the three months period ending March 31, 2013 was 3,141 Boe/d; including additional properties acquired by the Partnership on March 29, 2013, as previously announced, average daily production for the last three days of the quarter ended March 31, 2013 ended the quarter at a new rate of 3,764 Boe/d.

Summary Operating Data

The following table presents summary information regarding our historical operating data.  For the three months ended March 31, 2012, the data below reflects results attributable to the IPO Properties.  For the three months ended March 31, 2013, the data below reflects results attributable to the IPO Properties for the entire period and the March Acquired Properties from the closing date of their acquisition forward.

	Three Months Ended March 31
	2013	2012
Net Sales Data:
Oil (Bbls)	13,074	14,598
Natural gas (Mcf)	541,105	572,751
Natural gas liquids (Bbls)	179,466	178,936
Total crude oil equivalent (Boe)(1)	282,724	288,992
Average daily volumes (Boe/d)	3,141	3,176
Average Sales Price (Excluding Derivatives):
Crude oil (per Bbl)	$91.65	$99.95
Natural gas (per Mcf)	$3.34	$2.46
Natural gas liquids (per Bbl)	$35.41	$40.02
Average equivalent price (per Boe)	$33.11	$34.71
Expenses (per Boe):
Lease operating expenses	$4.53	$4.44
Workover expenses	$4.12	$1.59
Production taxes	$3.37	$1.19
General and administrative	$31.42	$14.97
Depreciation, depletion and amortization	$11.30	$13.64

(1)	Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.

Results of Operations — Three Months Ended March 31, 2013 and 2012

Oil, Natural Gas & Natural Gas Liquids Revenues. Revenues from oil and natural gas operations were approximately $9.4 million for the three months ended March 31, 2013, a decrease of $0.7 million, or 7%, compared to the three months ended March 31, 2012. Of the total revenues generated during the three months ended March 31, 2013, approximately 68% were generated through natural gas liquids sales, approximately 19% were generated through natural gas sales and approximately 13% were generated through oil sales. The decrease in revenues was largely the result of generally lower average prices of natural gas liquids and oil.

The following were specifically related to the impact of production and price levels on revenues recorded during the periods:

•	the average realized oil price was $91.65 per Bbl during the three months ended March 31, 2013, a decrease 8% from $99.95 per Bbl during the three months ended March 31, 2012;

•	total oil production was 13,074 Bbls during the three months ended March 31, 2013, a decrease of 10% from 14,598 Bbls during the three months ended March 31, 2012;

•	the average realized natural gas price was $3.34 per Mcf during the three months ended March 31, 2013, an increase of 36% from $2.46 per Mcf during the three months ended March 31, 2012;

•	total natural gas production was 541,105 Mcf for the three months ended March 31, 2013, a decrease of 6% from 572,751 Mcf for the three months ended March 31, 2012;

•	the average realized natural gas liquids price was $35.41 per Bbl during the three months ended March 31, 2013, a decrease of 12% from $40.02 per Bbl during the three months ended March 31, 2012; and

•
total natural gas liquids production was 179,466 Bbls for the three months ended March 31, 2013, which was approximately the same as the 178,936 Bbls produced for the three months ended March 31, 2012.

Lease operating expenses. Lease operating expenses were $1.3 million for the three months ended March 31, 2013 which was approximately the same as lease operating expenses for the three months ended March 31, 2012.

Workover expenses. Workover expenses increased $0.7 million, or 154%, to $1.2 million during the three months ended March 31, 2013 from $0.5 million during the three months ended March 31, 2012. Increased workover expense increased due to a focus on workovers to increase production from existing wells.

Production taxes. Production taxes increased $0.6 million, or 176%, to $0.9 million during the three months ended March 31, 2013 from $0.3 million during the three months ended March 31, 2012. The increase was due to tax adjustments from prior periods and fewer production tax incentives in the 2013 period.

General and administrative expenses. General and administrative expense increased $4.6 million, or 105%, to $8.9 million during the three months ended March 31, 2013 from $4.3 million during the three months ended March 31, 2012. The increase in general and administrative expense was related to higher equity-based compensation in the 2013 period.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense decreased $0.7 million, or 19%, to $3.2 million during the three months ended March 31, 2013 from $3.9 million during the three months ended March 31, 2012. This decrease was the result of slightly lower production and a higher amortization base in the 2013 period.

Interest expense. Interest expense increased $1.3 million, or 156%, to $2.1 million during the three months ended March 31, 2013 from $0.8 million during the three months ended March 31, 2012. The increase was primarily due to a write off of $1.4 million of loan fees associated with the Partnership extinguishing the $70 million New Source Energy credit facility during the three months ended March 31, 2013.

Realized and unrealized gains (losses) from derivatives. Realized and unrealized losses from derivatives were $5.3 million during the three months ended March 31, 2013 compared to gains of $0.9 million during the three months ended March 31, 2012. This was primarily the result of prices of natural gas and natural gas liquids rising significantly during the first quarter of 2013.

Net Loss

Net Loss. The Partnership recorded a net loss of $1.4 million during the three months ended March 31, 2013 compared to a net loss of $0.1 million during the three months ended March 31, 2012. The net loss is primarily due to $7.7 million of equity based compensation and derivatives losses of $5.3 million recorded during the first quarter of 2013 partially offset by the income tax benefit associated with a change in tax status of $12.1 million.

Cash Flow – Three Months Ended March 31, 2013 and 2012

The Partnership recorded cash flows used in operations of $1.0 million during the three months ended March 31, 2013 compared to cash flows provided by operations of $6.2 million during the three months ended March 31, 2012. Cash flows used in investing activities were $0.1 million during the three months ended March 31, 2013 compared to $3.3 million during the three months ended March 31, 2012. Cash flows provided by financing activities were $5.0 million during the three months ended March 31, 2013 compared to cash flows used in financing activities of $2.9 million during the three months ended March 31, 2012. Cash flows from financing activies in the 2013 period were primarily the result of proceeds from the offering offset by net debt repayments and the cash payment to New Source Energy for the IPO Properties.

Capital Resources and Liquidity

Our primary sources of liquidity and capital resources are cash flows generated by operating activities and borrowings under our revolving credit facility. We may also have the ability to issue additional equity and debt securities as needed. To date, our primary use of capital has been for the acquisition, development and maintenance of oil and natural gas properties.

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

 Capital Expenditures

Maintenance capital expenditures are capital expenditures that we expect to make on an ongoing basis to maintain our production and asset base (including our undeveloped leasehold acreage). The primary purpose of maintenance capital is to maintain our production and asset base at a steady level over the long term to maintain our distributions per unit. For the year ending December 31, 2013, we estimate that our maintenance capital expenditures will be approximately $10.2 million, which includes amounts related to the March Acquired Properties. Both we and New Source Energy believe that, by spending approximately $10.2 million annually from 2013 through 2016 to drill our proved undeveloped locations and maintain our producing wells, we will be able to at least maintain our target production through 2016. We intend to pay for maintenance capital expenditures from operating cash flow.

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

Revolving Credit Facility

In connection with our Offering, we entered into a four-year $60.0 million revolving credit facility with an initial borrowing base of $30.0 million. In addition, we assumed approximately $70.0 million of New Source Energy’s indebtedness under its credit facility attributable to the IPO Properties. We used a portion of the net proceeds from our IPO, together with $15.0 million of borrowings under our revolving credit facility to (i) repay in full such assumed debt and (ii) make a distribution to New Source Energy as partial consideration for the contribution by New Source Energy of the IPO Properties and certain commodity derivative contracts. As additional consideration for its contribution of the IPO Properties to us in connection with the Offering, we issued a $25.0 million note payable to New Source Energy. On February 28, 2013, we entered into a First Amendment to our revolving credit facility, which added a lender, increased our borrowing base from $30.0 million to $60.0 million, and increased the lenders’ aggregate commitment from $60.0 million to $150.0 million. As a condition precedent to effectiveness of the First Amendment, we repaid the $25.0 million subordinated note issued to New Source Energy in full with borrowings under our revolving credit facility. As of March 31, 2013, we had approximately $40.0 million of outstanding borrowings under our revolving credit facility.

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

The revolving credit facility requires us to maintain a minimum interest coverage ratio of not less than 2.50 to 1.00, a current ratio of not less than 1.0 to 1.0 and a ratio of total debt to EBITDAX of not more than 3.50 to 1.00. In addition, the credit agreement governing the revolving credit facility contains customary affirmative and negative covenants for transactions of this nature, including, but not limited to restrictions on: (i) incurrence of debt and liens (in each case, subject to certain exceptions); (ii) investments, acquisitions, mergers and asset sales (in each case, subject to certain exceptions); (iii) payments of dividends and distributions (with exceptions for distributions of available cash consistent with the partnership agreement, so long as (a) no event of default has occurred and is continuing, or would result therefrom, and (b) our borrowing base utilization does not exceed 90%) and (iv) certain modifications to organizational documents and material agreements, subject to certain exceptions. If we should fail to perform our obligations under these and other covenants, the revolving commitments could terminate and any outstanding borrowings under the revolving credit agreement, together with accrued interest, could become immediately due and payable. At March 31, 2013, we were in compliance with all covenants of the revolving credit agreement.

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

New Source Energy has contributed commodity derivative contracts to us covering approximately 90% of our estimated oil and natural gas production from our total proved developed producing reserves as of December 31, 2012 and approximately 50% of our estimated oil and natural gas production from our total proved undeveloped reserves as of December 31, 2012 for the years ending December 31, 2013, 2014, 2015 and 2016, based on production estimates contained in our reserve report. New Source Energy has also contributed to us, commodity derivative contracts covering approximately 90% of our estimated NGL production from our total proved developed producing reserves as of December 31, 2012 and approximately 50% of our estimated NGL production from our total proved undeveloped reserves as of December 31, 2012 for the years ending December 31, 2013 and 2014, based on production estimates contained in our reserve report. We expect that as the market for NGL-based commodity derivative contracts becomes more developed over time, our ability to cover future NGL production beyond the two-year horizon in place at the closing of the Offering will be strengthened.

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

Off Balance Sheet Arrangements

As of March 31, 2013, we had no material off-balance sheet arrangements. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2013.  See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

For discussion of our market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our audit committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013 at the reasonable assurance level due to a material weakness in internal control over financial reporting. The material weakness we identified relates to the lack of a sufficient number of qualified personnel to timely and appropriately account for and disclose the impact of complex, non-routine transactions in accordance with United States generally accepted accounting principles. In the current period these non-routine transactions impacted the recording of equity based compensation, cash-flow presentations, required business combination disclosures and calculations of earnings (loss) per unit. The material weakness resulted in the recording of adjustments identified by our independent registered public accounting firm to the financial statements for the period ended March 31, 2013. Notwithstanding the existence of the material weakness, management has concluded that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with United States generally accepted accounting principles.

Management's Remediation Activities

With the oversight of senior management and our audit committee, we have begun to take steps intended to address the underlying causes of the material weakness, primarily through the engagement of outside certified public accounting firms with technical accounting and financial reporting experience, and the implementation and validation of improved accounting and financial reporting procedures.

As of March 31, 2013, we have not yet been able to remediate this material weakness. We do not know the specific timeframe needed to remediate all of the control deficiencies underlying this material weakness. In addition, we may need to incur incremental costs associated with this remediation, primarily due to engagement with such firms, and the implementation and validation of improved accounting and financial reporting procedures. As we continue to evaluate and work to improve its internal control over financial reporting, we may determine to take additional measures to address the material weakness.

Changes in Internal Control over Financial Reporting

Due to the deterioration in the operating effectiveness of our internal controls, as described above under “Evaluation of Disclosure Controls and Procedures,” there were changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, even if determined effective and no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives to prevent or detect misstatements. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business. Like other oil and gas producers and marketers, our operations are subject to extensive and rapidly changing federal and state environmental, health and safety and other laws and regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities.

New Dominion, our contract operator and an affiliate of New Source Energy, has been named as a defendant in Mattingly v. Equal Energy, which was originally filed in Creek County District Court on August 16, 2010, was subsequently removed to the United States District Court for the Northern District of Oklahoma on September 8, 2010, but was remanded to state court on August 1, 2011.  Although we have not been made a party to this litigation, it is possible that we may be joined to the litigation as a defendant due to our acquisition of the IPO Properties in connection with our initial public offering and the future calculation of royalties paid to the plaintiffs in the litigation.  For more information about this lawsuit, please see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2012.

We are not a party to any other material pending or overtly threatened legal or governmental proceedings, other than proceedings and claims that arise in the ordinary course and are incidental to our business.

Item  1A.     Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, which risks could materially affect our business, financial condition, or results of operations. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K are not the only risks facing our partnership. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item  2.        Unregistered Sales of Equity Securities and Use of Proceeds

None not previously disclosed on a Current Report on Form 8-K.

Item 6.Exhibits

Exhibit Number	Description

2.1	—
Contribution Agreement, dated as of March 29, 2013, by and between New Source Energy Partners L.P. and New Source Energy Corporation (Incorporated by reference to Exhibit 2.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on April 4, 2013).

2.2	—
Contribution Agreement, dated as of March 29, 2013, by and between New Source Energy Partners L.P. and Scintilla, LLC (Incorporated by reference to Exhibit 2.2 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on April 4, 2013).

2.3	—
Contribution Agreement, dated as of March 29, 2013, by and between New Source Energy Partners L.P. and W.K. Chernicky, LLC (Incorporated by reference to Exhibit 2.3 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on April 4, 2013).

3.1	—
Certificate of Limited Partnership of New Source Energy Partners L.P. (Incorporated by reference to Exhibit 3.1 of the Partnership’s Registration Statement on Form S-1 (File No. 333-185754) filed on January 11, 2013).

Exhibit Number	Description

3.2	—
First Amended and Restated Agreement of Limited Partnership of New Source Energy Partners L.P. (Incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on February 15, 2013).

3.3	—
Certificate of Formation of New Source Energy GP, LLC (Incorporated by reference to Exhibit 3.4 of the Partnership’s Registration Statement on Form S-1 (File No. 333-185754) filed on January 11, 2013).

3.4	—
Amended and Restated Limited Liability Company Agreement of New Source Energy GP, LLC (Incorporated by reference to Exhibit 3.2 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on February 15, 2013).

3.5	—
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of New Source Energy GP, LLC (Incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on March 20, 2013).

10.1	—
Form of Restricted Unit Agreement (Subordination Period Vesting) ((Incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on February 12, 2013).

10.2	—	Form of Restricted Unit Agreement (Time-based Vesting) (Incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on February 12, 2013).

10.3	—
Omnibus Agreement, dated as of February 13, 2013, by and among the Partnership, the General Partner and New Source Energy Corporation (Incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on February 15, 2013).

10.4	—
Credit Agreement, dated as of February 13, 2013, by and among the Partnership, as borrower, Bank of Montreal, as administrative agent, and the other lenders party thereto (Incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on February 15, 2013).

10.5	—
Assignment and Assumption Agreement, dated as of February 13, 2013, by and among the Partnership and New Source Energy Corporation (Exhibit A thereto filed as Exhibits 10.6 and 10.7 to the Partnership’s Registration Statement on Form S-1/A on January 25, 2013 and incorporated herein by reference) (Incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on February 15, 2013).

10.6	—
Development Agreement, dated as of February 13, 2013, by and among the General Partner, New Source Energy Corporation and New Dominion, LLC (Incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on February 15, 2013).

10.7	—	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on February 15, 2013).

10.8	—	Subordinated Promissory Note, dated as of February 13, 2013 ((Incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on February 15, 2013).

Exhibit Number	Description

10.9	—
Contribution, Conveyance and Assumption Agreement, dated as of February 13, 2013, by and among the Partnership, the General Partner and New Source Energy Corporation (Incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on February 15, 2013).

10.10	—
First Amendment to Credit Agreement, dated as of February 28, 2013, by and among the Partnership, as borrower, Bank of Montreal, as administrative agent, Associated Bank, N.A., as syndication agent, and the other lenders party thereto ((Incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on March 6, 2013).

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(a)*	—	XBRL Instance Document.

101.SCH(a)*	—	XBRL Schema Document.

101.CAL(a)*	—	XBRL Calculation Linkbase Document.

101.DEF(a)*	—	XBRL Definition Linkbase Document.

101.LAB(a)*	—	XBRL Labels Linkbase Document.

101.PRE(a)*	—	XBRL Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, State of Oklahoma, on May 15, 2013.

New Source Energy Partners L.P.

By: New Source Energy GP, LLC, its general partner

/s/ Richard D. Finley
By:	Richard D. Finley
Title:	Chief Financial Officer and Treasurer
May  15, 2013

EXHIBIT INDEX

Exhibit Number	Description

2.1	—
Contribution Agreement, dated as of March 29, 2013, by and between New Source Energy Partners L.P. and New Source Energy Corporation (Incorporated by reference to Exhibit 2.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on April 4, 2013).

2.2	—
Contribution Agreement, dated as of March 29, 2013, by and between New Source Energy Partners L.P. and Scintilla, LLC (Incorporated by reference to Exhibit 2.2 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on April 4, 2013).

2.3	—
Contribution Agreement, dated as of March 29, 2013, by and between New Source Energy Partners L.P. and W.K. Chernicky, LLC (Incorporated by reference to Exhibit 2.3 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on April 4, 2013).

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

3.3	—
Certificate of Formation of New Source Energy GP, LLC (Incorporated by reference to Exhibit 3.4 of the Partnership’s Registration Statement on Form S-1 (File No. 333-185754) filed on January 11, 2013).

3.4	—
Amended and Restated Limited Liability Company Agreement of New Source Energy GP, LLC (Incorporated by reference to Exhibit 3.2 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on February 15, 2013).

3.5	—
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of New Source Energy GP, LLC (Incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on March 20, 2013).

10.1	—
Form of Restricted Unit Agreement (Subordination Period Vesting) ((Incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on February 12, 2013).

10.2	—	Form of Restricted Unit Agreement (Time-based Vesting) (Incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on February 12, 2013).

10.3	—
Omnibus Agreement, dated as of February 13, 2013, by and among the Partnership, the General Partner and New Source Energy Corporation (Incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on February 15, 2013).

10.4	—
Credit Agreement, dated as of February 13, 2013, by and among the Partnership, as borrower, Bank of Montreal, as administrative agent, and the other lenders party thereto (Incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on February 15, 2013).

Exhibit Number	Description

10.5	—
Assignment and Assumption Agreement, dated as of February 13, 2013, by and among the Partnership and New Source Energy Corporation (Exhibit A thereto filed as Exhibits 10.6 and 10.7 to the Partnership’s Registration Statement on Form S-1/A on January 25, 2013 and incorporated herein by reference) (Incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on February 15, 2013).

10.6	—
Development Agreement, dated as of February 13, 2013, by and among the General Partner, New Source Energy Corporation and New Dominion, LLC (Incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on February 15, 2013).

10.7	—	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on February 15, 2013).

10.8	—	Subordinated Promissory Note, dated as of February 13, 2013 ((Incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on February 15, 2013).

10.9	—
Contribution, Conveyance and Assumption Agreement, dated as of February 13, 2013, by and among the Partnership, the General Partner and New Source Energy Corporation (Incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on February 15, 2013).

10.10	—
First Amendment to Credit Agreement, dated as of February 28, 2013, by and among the Partnership, as borrower, Bank of Montreal, as administrative agent, Associated Bank, N.A., as syndication agent, and the other lenders party thereto ((Incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on March 6, 2013).

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(a)*	—	XBRL Instance Document.

101.SCH(a)*	—	XBRL Schema Document.

101.CAL(a)*	—	XBRL Calculation Linkbase Document.

101.DEF(a)*	—	XBRL Definition Linkbase Document.

101.LAB(a)*	—	XBRL Labels Linkbase Document.

101.PRE(a)*	—	XBRL Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.