Form 10-Q
period 2013-09-30
New Source Energy Partners L.P.
filed 2013-11-14
CIK 1560443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

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

As of November 14, 2013, the registrant had 9,034,810 common units, 2,205,000 subordinated units and 155,102 general partner units outstanding.

NEW SOURCE ENERGY PARTNERS, L.P.

Form 10-Q

Quarter Ended September 30, 2013

NAMES OF ENTITIES

As used in this Quarterly Report on Form 10-Q, unless otherwise indicated, the following terms have the following meanings:

●	The “Partnership,” “we,” “our,” “us” or like terms refer collectively to New Source Energy Partners L.P. and its subsidiaries;

●	“our general partner” refers to New Source Energy GP, LLC, our general partner;

●	“New Source Energy” refers to New Source Energy Corporation;

●	“New Dominion” refers to New Dominion, LLC, the entity that serves as our contract operator and provides certain operational services to us;

●	“Scintilla” refers to Scintilla, the entity from which New Source Energy acquired substantially all of its assets in August 2011;

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

New Source Energy Partners L.P.

Condensed Balance Sheets

(unaudited, in thousands, except unit amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$258	$-
Oil and natural gas sales receivable	7,308	5,621
Oil and natural gas sales receivable-related parties	1,145	42
Derivative assets	443	25
Other current assets	160	-
Total current assets	9,314	5,688
Property and equipment:
Oil and natural gas properties, at cost, using full cost method:
Proved oil and natural gas properties	262,745	202,795
Accumulated depreciation, depletion, and amortization	(124,057)	(112,372)
Total property and equipment, net	138,688	90,423
Prepaid drilling and completion costs	4,266	1,000
Loan fees, net	1,476	1,508
Deferred offering costs	-	1,315
Derivative assets	837	-
Total assets	$154,581	$99,934

LIABILITIES, PARENT NET INVESTMENT AND PARTNERS' CAPITAL:
Current liabilities:
Accounts payable	$291	$-
Accounts payable-related parties	4,510	1,564
Accrued liabilities	209	259
Accrued income taxes	-	103
Derivative obligations	1,556	47
Total current liabilities	6,566	1,973
Long-term related party payables	283	345
Credit facility	67,500	68,000
Derivative obligations	238	107
Asset retirement obligation	3,059	1,510
Deferred tax liability	-	12,024
Total liabilities	77,646	83,959
Commitments and contingencies (See Note 10)
Parent net investment	-	15,975
Partners' capital:
Common units (6,773,500 units outstanding at September 30, 2013)	98,934	-
Subordinated units (2,205,000 units outstanding at September 30, 2013)	(20,595)	-
General partner's capital (155,102 units outstanding at September 30, 2013)	(1,404)	-
Total partners' capital	76,935	15,975
Total liabilities, parent net investment and partners' capital	$154,581	$99,934

The accompanying notes are an integral part of these unaudited condensed financial statements.

New Source Energy Partners L.P.

Condensed Statements of Operations

(unaudited, in thousands, except per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
REVENUES
Oil sales	2,044	1,390	4,879	4,371
Natural gas sales	2,582	1,608	7,031	4,177
Natural gas liquids sales	7,805	5,264	20,530	17,900
Total revenues	$12,431	$8,262	$32,440	$26,448
OPERATING COSTS AND EXPENSES
Oil and natural gas production expenses	3,428	1,133	8,702	4,789
Oil and natural gas production taxes	557	178	1,996	829
General and administrative	1,353	2,504	11,452	10,956
Depreciation, depletion and amortization	4,913	3,409	11,686	11,052
Accretion expense	59	29	145	86
Total operating costs and expenses	10,310	7,253	33,981	27,712
Operating income (loss)	2,121	1,009	(1,541)	(1,264)
OTHER INCOME (EXPENSE)
Interest expense	(654)	(824)	(3,220)	(2,422)
Gain (loss) from derivatives, net	(3,453)	(1,546)	(2,597)	6,866
Income (loss) before income taxes	(1,986)	(1,361)	(7,358)	3,180
Income tax benefit (expense)	-	562	12,126	(1,166)
Net income (loss)	$(1,986)	$(799)	$4,768	$2,014

ALLOCATION OF NET INCOME (LOSS) FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013:
Net income			$4,768
Net income prior to purchase of properties from New Source Energy on February 13, 2013			$5,303
Net loss subsequent to purchase of properties from New Source Energy on February 13, 2013			$(535)
Net loss allocable to general partner from February 13, 2013 to September 30, 2013			$(29)
Net loss allocable to subordinated units from February 13, 2013 to September 30, 2013			$(430)
Net loss allocable to common units from February 13, 2013 to September 30, 2013			$(76)
Net loss per common unit from February 13, 2013 to September 30, 2013			$(0.01)
Net loss allocable to general partner for the three months ended September 30, 2013	$(34)
Net loss allocable to subordinated units for the three months ended September 30, 2013	$(479)
Net loss allocable to common units for the three months ended September 30, 2013	$(1,473)
Net loss per common unit	$(0.22)

The accompanying notes are an integral part of these unaudited condensed financial statements.

New Source Energy Partners L.P.

Statement of Partners' Capital

For the nine months ended September 30, 2013

(unaudited, dollars in thousands)

	Parent Net	Common Units		Subordinated Units		General Partner Units		Total Partners'
	Investment	Units	Captial	Units	Capital	Units	Capital	Capital

Balance, December 31, 2012	$15,975	-	$-	-	$-	-	$-	$-
Net income attributable to the period from January 1, 2013 to February 12, 2013	5,303	-	-	-	-	-	-	-
Allocated equity-based compensation of parent	388	-	-	-	-	-	-	-
Distribution to parent attributable to period from January 1, 2013 to February 12, 2013	(2,495)	-	-	-	-	-	-	-
Subordinated note to parent at closing	(25,000)	-	-	-	-	-	-	-
Cash paid to parent at closing	(15,800)	-	-	-	-	-	-	-
Distribution of accounts receivable to parent	(7,014)	-	-	-	-	-	-	-
Accounts payable assumed by parent	1,742	-	-	-	-	-	-	-
Purchase of oil and natural gas properties from New Source Energy in exchange for units	26,901	777,500	(7,306)	2,205,000	(18,347)	150,000	(1,248)	(26,901)
Proceeds from equity offering, net of offering costs	-	4,250,000	76,565	-	-	-	-	76,565
Issuance to general partner from overallotment exercised	-	-	-	-	-	5,102	-	-
Equity-based compensation	-	367,500	7,350	-	-	-	-	7,350
Units issued in exchange for oil and natural gas properties	-	1,378,500	27,983	-	-	-	-	27,983
Distribution to unit holders	-	-	(5,582)	-	(1,818)	-	(127)	(7,527)
Net loss attributable to the period from February 13, 2013 to September 30, 2013	-	-	(76)	-	(430)	-	(29)	(535)
Balance, September 30, 2013	$-	6,773,500	$98,934	2,205,000	$(20,595)	155,102	$(1,404)	$76,935

The accompanying notes are an integral part of these unaudited condensed financial statements.

New Source Energy Partners L.P.

Condensed Statements of Cash Flows

(unaudited, in thousands)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,768	$2,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	11,686	11,052
Write off of loan fees due to debt refinancing	1,436	-
Equity-based compensation	7,738	7,405
Deferred income tax expense (benefit)	(12,023)	947
Amortization of loan fees	358	453
Accretion expense	145	86
Unrealized gain (loss) on derivatives, net	1,719	(889)
Payments for derivative option premiums	(1,334)	-
Changes in operating assets and liabilities:
Oil and natural gas sales receivable	(9,673)	1,276
Other current assets	(160)	-
Accounts payable	5,173	475
Accrued liabilities	(50)	(118)
Income taxes payable	(103)	48
Net cash provided by operating activities	9,680	22,749
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for oil and natural gas properties and equipment	(34,218)	(9,175)
Net cash used in investing activities	(34,218)	(9,175)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(95,000)	(3,500)
Payments for deferred loan costs	(1,762)	(65)
Proceeds from sales of common units, net of offering costs	77,880	(492)
Proceeds from borrowings on long-term debt	69,500	3,000
Distribution to unitholders	(7,527)	-
Distribution to parent	(18,295)	(12,517)
Net cash provided by (used in) financing activities	24,796	(13,574)
Net change in cash and cash equivalents	258	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$258	$-
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest expense	$1,476	$2,087
NON-CASH INVESTING AND FINANCING ACTIVITIES
Capitalized asset retirement obligation	$1,403	$26
Decrease in accrued capital expenditures	(258)	(478)
Income taxes assumed by parent	-	172
Accounts receivable distributed to parent	(7,014)	-
Accounts payable assumed by parent	(1,742)	-
Subordinated note given to parent in exchange for oil and gas properties	25,000	-
Purchase of oil and natural gas properties in exchange for units	(27,983)	-

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

Basis of Presentation

The accompanying unaudited condensed financial statements present the financial position of the Partnership at September 30, 2013 and December 31, 2012 and the Partnership’s results of operations and cash flows for the nine months ended September 30, 2013 and 2012. These condensed financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated interim periods in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” for interim financial reporting.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted.  Therefore, these unaudited condensed financial statements should be read along with the Partnership’s financial statements and the financial statements of the IPO Properties for the year ended December 31, 2012 included in the Partnership’s Form 10-K (File No. 001-35809) for an expanded discussion of the Partnership’s financial disclosures and accounting policies.  The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

Oil and Natural Gas Properties

The Partnership utilizes the full cost method of accounting for oil and natural gas properties whereby productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. All capitalized costs of oil and natural gas properties and equipment, including the estimated future costs to develop proved reserves, are amortized using the units-of-production method based on total proved reserves. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. Under the full cost method, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the ceiling limitation). In arriving at estimated after-tax future net revenues, estimated lease operating expenses, development costs, and certain production-related and ad valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. Reserve estimates used in determining estimated after-tax future net revenues have been prepared by an internal petroleum engineer. Future net revenues were computed based on reserves using prices calculated as the unweighted arithmetical average oil and natural gas prices on the first day of each month within the latest twelve-month period. Subsequent to February 13, 2013, the ceiling limitation computation is determined without regard to income taxes due to the Partnership being a non-income tax paying entity. There were no full cost ceiling write-downs recorded in the nine months ended September 30, 2013 or 2012.

Earnings per Unit

Basic and diluted earnings per unit is determined by dividing net income for the period by the weighted average number of units outstanding. Basic and diluted earnings per unit for the period from February 13, 2013 through September 30, 2013 were computed using the following components:

	Common Units	Subordinated Units	General Partner
Numerator
Net loss (in thousands)	$(76)	$(430)	$(29)
Denominator:
Weighted average units outstanding	6,480,439	2,205,000	154,503
Basic and diluted loss per unit	$(0.01)	$(0.20)	$(0.19)

Basic and diluted earnings per unit for the three months ended September 30, 2013 were computed using the following components:

	Common Units	Subordinated Units	General Partner
Numerator
Net loss (in thousands)	$(1,473)	$(479)	$(34)
Denominator:
Weighted average units outstanding	6,773,500	2,205,000	155,102
Basic and diluted loss per unit	$(0.22)	$(0.22)	$(0.22)

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

New Dominion acquires leasehold acreage on behalf of the Partnership for which the Partnership is obligated to pay in varying amounts according to agreements applicable to particular areas of mutual interest. The leasehold cost for which the Partnership is obligated is approximately $0.4 million as of September 30, 2013, of which $0.1 million is reflected as a current liability and $0.3 million is reflected as a long-term liability. The Partnership classifies these amounts as current or long-term liabilities based on the estimated dates of future development of the leasehold, which is customarily when New Dominion invoices the Partnership for these costs.

3.  Credit Agreement

On February 13, 2013, in connection with the closing of the Offering, the Partnership entered into a Credit Agreement (the “Credit Agreement”) by and among the Partnership, as borrower, Bank of Montreal, as administrative agent for the lenders party thereto (the “Administrative Agent”), and the other lenders party thereto.

The Credit Agreement is a four-year, senior secured revolving credit facility. The borrowing base is subject to redetermination on a semi-annual basis based on an engineering report with respect to the estimated oil and gas reserves of the Partnership and its subsidiaries, which will take into account the prevailing oil and gas prices at such time, as adjusted for the impact of commodity derivative contracts. The Credit Agreement is available for working capital for exploration and production, to provide funds in connection with the Partnership’s acquisition of oil and gas properties contributed upon the closing of the Offering, to refinance certain indebtedness of New Source Energy and for general corporate purposes.

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

        Borrowings under the Credit Agreement bear interest at a base rate (a rate equal to the highest of (a) the Federal Funds Rate plus 0.5%, (b) the Administrative Agent’s prime rate or (c) LIBOR plus 1.00%) or LIBOR, in each case plus an applicable margin ranging from 1.50% to 2.25%, in the case of a base rate loan, or from 2.50% to 3.25%, in the case of a LIBOR loan (determined with reference to the borrowing base utilization). The unused portion of the borrowing base is subject to a commitment fee of 0.50% per annum. Accrued interest and commitment fees are payable quarterly, or in the case of certain LIBOR loans, at shorter intervals. The Credit Agreement matures on February 13, 2017 and the variable rate was approximately 3.31% per annum at September 30, 2013. As of September 30, 2013, the Partnership had $67.5 million outstanding under the Credit Agreement and, as a result, had $7.5 million of available borrowing capacity. The Partnership was in compliance with all covenants of the Credit Agreement as of September 30, 2013.

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

The Partnership utilizes ASC 805-10 to identify and record the fair value of assets and liabilities acquired in business combinations. New assets measured at fair value during the nine months ended September 30, 2013 relate to an acquisition of certain oil and natural gas properties in exchange for approximately 1.4 million common units, valued at $28 million using the closing trading price at date of issuance and other acquisitions of certain oil and natural gas properties in exchange for an aggregate of $16.2 million in cash based upon the discounted cash flows associated with the properties’ estimated proved reserves (using various analyses with discount factors ranging from 8% to 15%). The inputs used by management for the fair value measurements of these acquired oil and gas properties include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

The carrying amount of the revolving long-term debt of $67.5 million as of September 30, 2013 approximates fair value because the Partnership’s current borrowing rate does not materially differ from market rates for similar bank borrowings. The revolving long-term debt is classified as a Level 2 item within the fair value hierarchy.

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

Commodity derivative positions at September 30, 2013 were as follows:

Oil put options:

Year	Volumes (Bbls)	Floor Price
October 1, - December 31, 2013	1,209	$80.00
2014	26,403	$80.00

Natural gas put options:

Year	Volumes (MMBtu)	Floor Price
October 1, - December 31, 2013	79,985	$3.50
2014	476,309	$3.50
2015	798,853	$3.50
2016	930,468	$3.50

Natural gas liquids put options:

Year	Volumes (Bbls)	Average Floor Price
October 1, - December 31, 2013	13,862	$28.65
2014	63,409	$28.66

Oil swaps:

Year	Volumes (Bbls)	Fixed Price per Bbl
October 1, - December 31, 2013	8,323	$93.05
2014	17,324	$90.20
2015	39,411	$88.90
2016	36,658	$86.00

Natural gas swaps:

Year	Volumes (MMBtu)	Avg Price per MMBtu	Range
October 1, - December 31, 2013	387,288	$3.66	$3.60	-	$3.69
2014	1,224,147	$4.09		$4.09
2015	800,573	$4.25		$4.25
2016	629,301	$4.37		$4.37

Natural gas liquid swaps:

Year	Volumes (Bbls)	Avg Price	Range
October 1, - December 31, 2013	153,355	$35.42	$34.72	-	$40.71
2014	541,835	$34.94	$34.60	-	$39.39

The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 (in thousands):

Description	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Oil and natural gas swaps	$-	$451	$-	$451
Natural gas liquids swaps	-	-	(1,602)	(1,602)
Oil, natural gas and liquids put options	-	-	637	637
Total net financial assets (liabilities)	$-	$451	$(965)	$(514)

Current asset	$-	$279	$164	$443
Long-term asset	-	364	473	837
Current liability	-	(192)	(1,364)	(1,556)
Long-term liability	-	-	(238)	(238)
Total net financial assets (liabilities)	$-	$451	$(965)	$(514)

The following table sets forth a reconciliation of changes in the fair value of the Partnership’s derivative contracts classified as Level 3 in the fair value hierarchy (in thousands):

	Significant Unobservable		Significant Unobservable
	Inputs (Level 3)		Inputs (Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$1,866	$6,007	$(112)	$(1,198)
Gains (losses)	(3,277)	(1,348)	(1,522)	7,063
Settlements paid (received)	446	(4,761)	669	(5,967)
Ending balance	$(965)	$(102)	$(965)	$(102)

Losses included in earnings related to derivatives still held as of September 30, 2013 and 2012	$(2,677)	$(102)	$(884)	$(102)

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

 Accordingly, the Partnership recorded the following equity-based compensation expense for the periods ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Total equity-based compensation	$-	$1,108	$7,738	$7,405
Equity-based compensation allocated from New Source Energy	$-	$1,108	$388	$7,405

 8.  Acquisition of Properties from New Source Energy and Other Parties

On March 29, 2013, the Partnership entered into a Contribution Agreement between the Partnership and New Source Energy, pursuant to which New Source Energy contributed certain producing and undeveloped oil and gas properties in the Luther field in Oklahoma to the Partnership in exchange for 348,000 common units.  On March 29, 2013, the Partnership entered into a Contribution Agreement between the Partnership and Scintilla pursuant to which New Source Energy contributed certain producing and undeveloped oil and gas properties in the Golden Lane and Luther fields in Oklahoma to the Partnership in exchange for 976,500 common units. On March 29, 2013, the Partnership entered into a Contribution Agreement between the Partnership and W.K. Chernicky, LLC, pursuant to which New Source Energy contributed certain producing and undeveloped oil and gas properties in the Golden Lane and Luther fields in Oklahoma to the Partnership in exchange for 54,000 common units. The acquisitions were recorded at fair value based on the future cash flow of the estimated reserves of the properties acquired. This amount approximated the fair value of the units issued in connection with the transactions of $28 million.

The allocation of the purchase price to the fair value of the acquired assets and liabilities assumed was as follows (in thousands):

Proved oil and natural gas properties including related equipment	$29,316
Future abandonment costs	(1,333)
Fair value of net assets acquired	$27,983

On May 31, 2013, the Partnership completed an acquisition of certain oil and gas properties located in Oklahoma from New Source Energy, pursuant to an Assignment, Bill of Sale and Conveyance from NSEC in favor of the Partnership. As consideration for the assets, the Partnership paid approximately $8.0 million in cash, after purchase price adjustments, to NSEC, which approximates fair value, based on the future expected cash flow of the estimated reserves of the properties acquired. The acquisition closed on May 31, 2013, with an effective date of May 1, 2013.

The allocation of the purchase price to fair value of the acquired assets and liabilities is as follows (in thousands):

Proved oil and natural gas properties	$8,166
Future abandonment costs	(19)
Fair value of net assets acquired	$8,147

On July 23, 2013, the Partnership completed an acquisition of certain producing and undeveloped oil and gas properties in the Golden Lane field in Oklahoma from Scintilla for $5.0 million in cash, after purchase price adjustments, which approximates fair value based on future expected cash flow of the estimated reserves of the properties acquired. The acquisition closed on July 23, 2013, with an effective date of May 1, 2013.

The allocation of the purchase price to fair value of the acquired assets and liabilities is as follows (in thousands):

Proved oil and natural gas properties	$4,866
Future abandonment costs	(8)
Fair value of net assets acquired	$4,858

On July 25, 2013, the Partnership acquired certain producing and undeveloped oil and gas properties in the Golden Lane field in Oklahoma from Orion Exploration Partners, LLC and Orion Exploration LLC for $3.0 million in cash, after purchase price adjustments,which approximates fair value based on future expected cash flow of the estimated reserves of the properties acquired. The acquisition closed on July 25, 2013, with an effective date of June 1, 2013.

The allocation of the purchase price to fair value of the acquired assets and liabilities is as follows (in thousands):

Proved oil and natural gas properties	$3,230
Future abandonment costs	(24)
Fair value of net assets acquired	$3,206

Pro Forma Operating Results

The following table reflects the unaudited pro forma results of operations as though the above acquisitions had occurred on January 1, 2012. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues	$12,494	$11,104	$35,516	$35,191
Net income (loss)	$(1,998)	$(3,706)	$5,650	$2,797

The amounts of revenues and revenues in excess of direct operating expenses included in our statements of operations for the acquisitions are shown in the table that follows. Direct operating expenses include lease operating expenses and production and other taxes.

	Three months ended September 30, 2013	Nine months ended September 30, 2013
	(in thousands)
Revenues	$4,197	$6,974
Excess of revenues over direct operating expenses	$2,180	$3,350

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

11.  Subsequent Events

On October 4, 2013, the Partnership acquired certain producing and undeveloped oil and gas properties in the Southern Dome field from Scintilla for total consideration of $13.6 million consisting of $5.0 million in cash and 414,045 common units, valued at $20.79 per unit or an aggregate of $8.6 million, that were delivered in November.

On October 21, 2013, our general partner’s board of directors approved a cash distribution of $0.575 per unit payable on November 15, 2013 to unitholders of record on November 1, 2013.

On October 29, 2013, the Partnership entered into a Third Amendment to its Credit Agreement (the “Third Amendment”). The Third Amendment (i) added a lender under the Credit Agreement, and (ii) increased the Partnership’s borrowing base under the Credit Agreement from $75 million to $87.5 million.

On November 12, 2013, the Partnership acquired the partnership interests in MCE, LP from its current owners (the “Contributors”) for approximately $43.6 million in total initial consideration to be paid in approximately $3.8 million in cash and 1,847,265 NSLP common units, valued using a volume weighted average trading price for the period between August 21, 2013 and November 11, 2013 of $21.55 per common unit. MCE, LP is an oilfield services company that specializes in increasing efficiencies and safety in drilling and completion processes. MCE, LP is considered to be a related party of the Partnership as the Chief Executive Officer of the Partnership, who is also the majority owner of New Source Energy GP, LLC, is one of the Contributors.

        The Contributors retained 100 Class B Units in MCE, LP, which entitle them to incentive distributions of cash distributed by MCE, LP on its partnership interests above specified thresholds, up to a maximum of 50% at the highest level of distributions.

        In addition to the initial consideration, the Contributors are entitled to receive an earn out payment on May 1, 2015. Any earn out payment will be calculated based on a specified multiple of the annualized EBITDA generated by MCE, LP for the nine months ended March 31, 2015 less certain adjustments and will be satisfied using the Partnership’s common units, valued using a trailing twenty-day volume weighted average trading price as of three trading days prior to the issuance of such common units.

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

In addition, on May 31, 2013, we completed an acquisition of certain oil and gas properties located in Oklahoma (the “the May Acquired Properties”) from New Source Energy, pursuant to an Assignment, Bill of Sale and Conveyance. As consideration for the May Acquired Properties, we paid approximately $8 million, after purchase price adjustments, in cash to New Source Energy, representing a reimbursement of the costs incurred by New Source Energy to acquire and develop the May Acquired Properties through May 22, 2013. The acquisition of the May Acquired Properties closed on May 31, 2013, with an effective date of May 1, 2013. The May Acquired Properties are also located in the Golden Lane field and had estimated proved reserves of 1.1 MMBoe as of December 31, 2012, of which 3% are oil and 59% are natural gas liquids.

On July 23, 2013, the Partnership completed an acquisition of certain producing and undeveloped oil and gas properties in the Golden Lane field in Oklahoma from Scintilla for $5.0 million in cash, after purchase price adjustments. The transaction closed on July 23, 2013 with an effective date of May 1, 2013.

On July 25, 2013, the Partnership acquired certain producing and undeveloped oil and gas properties in the Golden Lane field in Oklahoma from Orion Exploration Partners, LLC and Orion Exploration LLC for $3.0 million in cash, after purchase price adjustments. The acquisition closed on July 25, 2013 with an effective date of June 1, 2013.

On October 4, 2013, the Partnership completed an acquisition of working interests in 25 producing wells and related undeveloped leasehold rights in the Southern Dome Field in Oklahoma County, Oklahoma from Scintilla for $5.0 million in cash and 414,045 common units that were delivered in November.

Average net daily production for the three and nine month periods ending September 30, 2013 was 3,937 Boe/d and 3,537 Boe/d, respectively.

Summary Operating Data

The following table presents summary information regarding our historical operating data.  For the three and nine months ended September 30, 2012, the data below reflects results attributable to the IPO Properties.  For the three and nine months ended September 30, 2013, the data below reflects results attributable to the IPO Properties for the entire period and acquired properties from the closing date of their respective acquisition forward.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net Sales Data:
Oil (Bbls)	19,900	15,545	51,124	46,931
Natural gas (Mcf)	755,889	589,869	1,955,786	1,710,243
Natural gas liquids (Bbls)	216,225	176,178	588,431	536,356
Total crude oil equivalent (Boe)(1)	362,197	290,035	965,519	868,328
Average daily volumes (Boe/d)	3,937	3,153	3,537	3,169
Average Sales Price (Excluding Derivatives):
Crude oil (per Bbl)	$102.25	$89.42	$95.43	$93.14
Natural gas (per Mcf)	$3.42	$2.73	$3.59	$2.44
Natural gas liquids (per Bbl)	$36.10	$29.88	$34.89	$33.37
Average equivalent price (per Boe)	$34.32	$28.49	$33.60	$30.46
Expenses (per Boe):
Lease operating expenses	$7.58	$3.49	$6.26	$4.32
Workover expenses	$1.89	$0.42	$2.75	$1.20
Production taxes	$1.54	$0.61	$2.07	$0.95
General and administrative	$3.74	$8.63	$11.86	$12.62
Depreciation, depletion and amortization	$13.56	$11.75	$12.10	$12.73

(1) Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.

Results of Operations — Three Months Ended September 30, 2013 and 2012

Oil, Natural Gas & Natural Gas Liquids Revenues. Revenues from oil and natural gas operations were approximately $12.4 million for the three months ended September 30, 2013, an increase of $4.2 million, or 50%, compared to revenues of $8.2 million for the three months ended September 30, 2012. Of the total revenues generated during the three months ended September 30, 2013, approximately 63% were generated through natural gas liquids sales, approximately 21% were generated through natural gas sales and approximately 16% were generated through oil sales. The increase in revenues was primarily due to the acquisitions of oil and natural gas properties during 2013 and higher commodity prices realized during 2013.

The following were specifically related to the impact of production and price levels on revenues recorded during the periods:

●	the average realized oil price was $102.25 per Bbl during the three months ended September 30, 2013, an increase of 14% from $89.42 per Bbl during the three months ended September 30, 2012;

●	total oil production was 19,900 Bbls for the three months ended September 30, 2013, an increase of 29% from 15,545 Bbls for the three months ended September 30, 2012;

●	the average realized natural gas price was $3.42 per Mcf during the three months ended September 30, 2013, an increase of 25% from $2.73 per Mcf during the three months ended September 30, 2012;

●	total natural gas production was 755,889 Mcf for the three months ended September 30, 2013, an increase of 28% from 589,869 Mcf for the three months ended September 30, 2012;

●

the average realized natural gas liquids price was $36.10 per Bbl during the three months ended September 30, 2013, an increase of 21% from $29.88 per Bbl during the three months ended September 30, 2012; and

●	total natural gas liquids production was 216,225 Bbls for the three months ended September 30, 2013, an increase of 23% from 176,178 Bbls for the three months ended September 30, 2012.

Lease operating expenses. Lease operating expenses were $2.8 million for the three months ended September 30, 2013, an increase of 172% or $1.7 million from the $1.1 million of lease operating expenses incurred during the three months ended September 30, 2012. Lease operating expenses increased due to the acquisitions of oil and natural gas properties completed in 2013.

Workover expenses. Workover expenses increased $0.6 million, or 460%, to $0.7 million during the three months ended September 30, 2013 from $0.1 million during the three months ended September 30, 2012. Workover expense increased due to an increased number of workovers performed during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, as the Company focused on workovers to increase production from existing wells. Management has initiated plans to enhance production volumes through increased workovers, drilling vertical in-fill wells as well as exploring alternative completion and workover methods as a strategy to stabilize production from existing producing oil and gas properties.  This strategy includes increased workover activity on an accelerated time frame at least partially because of the  efforts of Kinder Morgan, Inc. to enhance their recently purchased mid stream component which serves the majority of our properties.  We anticipate that this strategy will continue well into the future in order to maximize recovery from mature properties, and we expect workover cost to continue at this increased rate for the near term to coordinate with the natural decline rate of our hydrocarbon production.

Production taxes. Production taxes increased $0.4 million, or 213%, to $0.6 million during the three months ended September 30, 2013 from $0.2 million during the three months ended September 30, 2012. The increase was due to lower production tax incentives, combined with increased revenue base from acquisitions and higher realized prices, in the 2013 period. Oklahoma production tax incentives lessen over time from first production and thus the decline in production tax incentives is attributable to the maturation of our producing properties and not any change in tax incentive policy.

General and administrative expenses. General and administrative expense decreased $1.1 million, or 46%, to $1.4 million during the three months ended September 30, 2013 from $2.5 million during the three months ended September 30, 2012. The decrease in general and administrative expense was related to zero equity-based compensation incurred in the three months ended September 30, 2013, compared to $1.1 million incurred in the three months ended September 30, 2012.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $1.5 million, or 44%, to $4.9 million during the three months ended September 30, 2013 from $3.4 million during the three months ended September 30, 2012. The increase was due to a higher full cost amortization base resulting from to the acquisitions completed in 2013.

Interest expense. Interest expense decreased $0.2 million, or 21%, to $0.6 million during the three months ended September 30, 2013 from $0.8 million during the three months ended September 30, 2012. The decrease is due to lower outstanding amounts borrowed on the credit facility in the 2013 period.

Losses from derivatives. Losses from derivatives were $3.5 million during the three months ended September 30, 2013 compared to losses of $1.5 million during the three months ended September 30, 2012. This was primarily the result of commodity contract prices rising during the third quarter of 2013.

Net loss. The Partnership recorded a net loss of $2.0 million during the three months ended September 30, 2013 compared to a net loss of $0.8 million during the three months ended September 30, 2012. The net loss is due to factors set forth above as well as derivative losses of $3.5 million recorded during the third quarter of 2013.

 Results of Operations — Nine Months Ended September 30, 2013 and 2012

Oil, Natural Gas & Natural Gas Liquids Revenues. Revenues from oil and natural gas operations were approximately $32.4 million for the nine months ended September 30, 2013, an increase of $6.0 million, or 23%, compared to the nine months ended September 30, 2012. Of the total revenues generated during the nine months ended September 30, 2013, approximately 63% were generated through natural gas liquids sales, approximately 22% were generated through natural gas sales and approximately 15% were generated through oil sales. The increase in revenues was primarily due to the acquisitions of oil and natural gas properties and higher realized commodity prices during 2013.

The following were specifically related to the impact of production and price levels on revenues recorded during the periods:

●	the average realized oil price was $95.43 per Bbl during the nine months ended September 30, 2013, an increase of 2% from $93.14 per Bbl during the nine months ended September 30, 2012;

●	total oil production was 51,124 Bbls for the nine months ended September 30, 2013, an increase of 9% from 46,931 Bbls for the nine months ended September 30, 2012;

●	the average realized natural gas price was $3.59 per Mcf during the nine months ended September 30, 2013, an increase of 47% from $2.44 per Mcf during the nine months ended September 30, 2012;

●	total natural gas production was 1,955,786 Mcf for the nine months ended September 30, 2013, an increase of 14% from 1,710,243 Mcf for the nine months ended September 30, 2012;

●

the average realized natural gas liquids price was $34.89 per Bbl during the nine months ended September 30, 2013, an increase of 5% from $33.37 per Bbl during the nine months ended September 30, 2012; and

●	total natural gas liquids production was 588,431 Bbls for the nine months ended September 30, 2013, an increase of 10% from 536,356 Bbls for the nine months ended September 30, 2012.

Lease operating expenses. Lease operating expense increased $2.3 million, or 61% to $6.0 million during the nine months ended September 30, 2013 from $3.7 million during the nine months ended September 30, 2012. Lease operating expenses increased due to the acquisitions of oil and natural gas properties completed in 2013.

Workover expenses. Workover expenses increased $1.6 million, or 155%, to $2.6 million during the nine months ended September 30, 2013 from $1.0 million during the nine months ended September 30, 2012. Workover expenses increased due to an increased number of workovers performed during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, as the Company focused on workovers to increase production from existing wells.

Production taxes. Production taxes increased $1.2 million, or 141%, to $2.0 million during the nine months ended September 30, 2013 from $0.8 million during the nine months ended September 30, 2012. The increase was due to tax adjustments from prior periods, increased revenue base from acquisitions and higher realized prices, and fewer production tax incentives in the 2013 period.

General and administrative expenses. General and administrative expense increased $0.5 million, or 5%, to $11.5 million during the nine months ended September 30, 2013 from $11.0 million during the nine months ended September 30, 2012. The increase in general and administrative expense was primarily related to higher equity-based compensation expenses incurred in the 2013 period in the amount of $7.7 million compared to $7.4 million in the 2012 period.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $0.6 million, or 6%, to $11.7 million during the nine months ended September 30, 2013 from $11.1 million during the nine months ended September 30, 2012. The increase was due to a higher full cost amortization base resulting from the acquisitions completed in 2013.

Interest expense. Interest expense increased $0.8 million, or 33%, to $3.2 million during the nine months ended September 30, 2013 from $2.4 million during the nine months ended September 30, 2012. The increase was primarily due to a write off of $1.4 million of loan fees associated with extinguishing the $70 million New Source Energy credit facility in connection with the Partnership's initial public offering in the 2012 period, partially offset by lower outstanding amounts borrowed on the credit facility in the 2013 period.

Gains and losses from derivatives. Losses from derivatives were $2.6 million during the nine months ended September 30, 2013 compared to gains of $6.0 million during the nine months ended September 30, 2012. This was primarily the result of prices of natural gas prices falling during the second quarter of 2012 and commodity contract prices rising in the third quarter of 2013.

Net Income. The Partnership recorded net income of $4.8 million during the nine months ended September 30, 2013 compared to net income of $2.0 million during the nine months ended September 30, 2012. Among other things, a significant contributing factor is the income tax benefit associated with a change in tax status of $12.1 million offset by $7.7 million of equity-based compensation recorded during the nine months ended September 30, 2013.

Cash Flow – Nine months Ended September 30, 2013 and 2012

The Partnership recorded cash flows provided by operations of $9.7 million during the nine months ended September 30, 2013 compared to $22.7 million during the nine months ended September 30, 2012. Cash flows provided by operations in the nine months ended September 30, 2013 were primarily impacted by $7.0 million of accounts receivable being distributed immediately prior to the initial public offering and higher increases in net operating assets for the nine months ended September 30, 2013.

Cash flows used in investing activities were $34.2 million during the nine months ended September 30, 2013 compared to $9.2 million during the nine months ended September 30, 2012. Cash flows from investing activities in the 2013 period primarily reflect oil and natural gas property acquisitions and development activities.

Cash flows provided by financing activities were $24.8 million during the nine months ended September 30, 2013 compared to cash flows used in financing activities of $13.6 million during the nine months ended September 30, 2012. Cash flows from financing activities in the 2013 period were primarily the result of proceeds from the offering and borrowings from the credit facility offset by debt repayment of the New Source Energy credit facility and the subordinated note, distributions to unit holders, and the cash payment to New Source Energy for the IPO Properties.

Adjusted EBITDA

The following tables present a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Adjusted EBITDA Reconciliation to Net Income (Loss):
Net income (loss)	$(1,986)	$(799)	$4,768	$2,014
Unrealized (gain) loss on derivatives	2,916	6,316	1,719	(889)
Non-cash compensation expense	-	1,108	7,738	7,405
Accretion expense	59	29	145	86
Interest expense	654	824	3,220	2,422
Depreciation, depletion and amortization	4,913	3,409	11,686	11,052
Income tax expense (benefit)	-	(562)	(12,126)	1,166

Adjusted EBITDA	$6,556	$10,325	$17,150	$23,256

We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation, depletion and amortization, accretion expense, non-cash compensation expense and unrealized derivative gains and losses.

Our management believes Adjusted EBITDA, a non-GAAP financial measure, is useful because it allows us to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

Capital Resources and Liquidity

Our primary sources of liquidity and capital resources are cash flows generated by operating activities and borrowings under our revolving credit facility. We may also issue additional equity or debt securities, as needed, to finance our capital expenditures. To date, our primary use of capital has been for the acquisition, development and maintenance of oil and natural gas properties.

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

We plan to reinvest a sufficient amount of our cash flow to fund our maintenance capital expenditures, and we plan to primarily use external financing sources, including commercial bank borrowings and the issuance of debt and equity interests, rather than cash reserves established by our general partner, to fund our growth capital expenditures and any acquisitions. Because our proved reserves and production decline naturally over time and because we own a limited amount of undeveloped properties, we may need to acquire oil and natural gas properties to sustain our level of distributions to unitholders over time.

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

Capital Expenditures

Maintenance capital expenditures are capital expenditures that we expect to make on an ongoing basis to maintain our production and asset base (including our undeveloped leasehold acreage). The primary purpose of maintenance capital is to maintain our production and asset base at a steady level over the long term to maintain our distributions to our unitholders. For the year ending December 31, 2013, we estimate that our maintenance capital expenditures will be approximately $10.2 million which is the amount we believe is necessary to spend annually to drill our proved undeveloped locations and maintain our producing wells, so as at least maintain our current production through 2016. We intend to pay for maintenance capital expenditures from operating cash flow. We make an estimate of maintenance capital expenditures at least annually and whenever an event occurs that is likely to result in an adjustment to our maintenance capital expenditures, such as a major acquisition or the introduction of new governmental regulations that will impact our business.

As described in Note 11 to the unaudited financial statements included in this Form 10-Q, we completed the acquisition of a pressure-testing and tool rental business on November 12, 2013. We are still in the process of evaluating the estimated annual maintenance capital expenditures associated with the acquired business, and our estimate of maintenance capital expenditures for the year ending December 31, 2013 in the preceding paragraph does not include any maintenance capital expenditures related to the acquired business.

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

Revolving Credit Facility

In connection with our Offering, we entered into a revolving credit facility by and among us, as borrower, the Bank of Montreal, as administrative agent for the lenders party thereto, and the other lenders party thereto. The revolving credit facility is a four-year, senior secured revolving credit facility. In addition, we assumed approximately $70.0 million of New Source Energy’s indebtedness under its credit facility attributable to the IPO Properties. We used a portion of the net proceeds from our initial public offering, together with $15.0 million of borrowings under our revolving credit facility to (i) repay in full such assumed debt and (ii) make a distribution to New Source Energy as partial consideration for the contribution by New Source Energy of the IPO Properties and certain commodity derivative contracts. As additional consideration for its contribution of the IPO Properties to us in connection with the Offering, we issued a $25.0 million note payable to New Source Energy, which we subsequently repaid in full.

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

On February 28, 2013, we entered into a First Amendment to our revolving credit facility, which added a lender, increased our borrowing base from $30.0 million to $60.0 million, and increased the lenders’ aggregate commitment from $60.0 million to $150.0 million. As a condition precedent to effectiveness of the First Amendment, we repaid the $25.0 million subordinated note issued to New Source Energy in full with borrowings under our revolving credit facility. On June 25, 2013, the Partnership entered into a Second Amendment (the “Second Amendment”) to its Credit Agreement. The Second Amendment (i) added two lenders under the Credit Agreement, and (ii) increased the Partnership’s borrowing base under the Credit Agreement from $60 million to $75 million. As of September 30, 2013, we had approximately $67.5 million of outstanding borrowings under our revolving credit facility.

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

The revolving credit facility requires us to maintain a minimum interest coverage ratio of not less than 2.50 to 1.00, a current ratio of not less than 1.0 to 1.0 and a ratio of total debt to EBITDAX of not more than 3.50 to 1.00. In addition, the credit agreement governing the revolving credit facility contains customary affirmative and negative covenants for transactions of this nature, including, but not limited to restrictions on: (i) incurrence of debt and liens (in each case, subject to certain exceptions); (ii) investments, acquisitions, mergers and asset sales (in each case, subject to certain exceptions); (iii) payments of dividends and distributions (with exceptions for distributions of available cash consistent with the partnership agreement, so long as (a) no event of default has occurred and is continuing, or would result there from, and (b) our borrowing base utilization does not exceed 90%) and (iv) certain modifications to organizational documents and material agreements, subject to certain exceptions. If we should fail to perform our obligations under these and other covenants, the revolving commitments could terminate and any outstanding borrowings under the revolving credit agreement, together with accrued interest, could become immediately due and payable. At September 30, 2013, we were in compliance with all covenants of the revolving credit agreement.

Debt under the revolving credit facility is secured by a security interest in, among other things, (i) oil and gas properties representing at least 80% of the total proved value, and 90% of the total proved developed producing value, of all of our oil and gas properties, (ii) all of our present and future personal property and (iii) the capital stock of any future subsidiaries.

On October 29, 2013, the Partnership entered into the Third Amendment to its Credit Agreement. The Third Amendment (i) added a lender under the Credit Agreement, and (ii) increased the Partnership’s borrowing base under the Credit Agreement from $75 million to $87.5 million.

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

New Source Energy has contributed commodity derivative contracts to us covering approximately 90% of our estimated oil and natural gas production from our total proved developed producing reserves as of December 31, 2012 and approximately 50% of our estimated oil and natural gas production from our total proved undeveloped reserves as of December 31, 2012 for the years ending December 31, 2013, 2014, 2015 and 2016, based on production estimates contained in our December 31, 2012 reserve report (which does not include production attributable to acquisitions completed during the year to date). New Source Energy has also contributed to us, commodity derivative contracts covering approximately 90% of our estimated NGL production from our total proved developed producing reserves as of December 31, 2012 and approximately 50% of our estimated NGL production from our total proved undeveloped reserves as of December 31, 2012 for the years ending December 31, 2013 and 2014, based on production estimates contained in our reserve report. We expect that as the market for NGL-based commodity derivative contracts becomes more developed over time, our ability to cover future NGL production beyond the two-year horizon in place at the closing of the initial public offering will be strengthened.

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

Off Balance Sheet Arrangements

As of September 30, 2013, we had no material off-balance sheet arrangements. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2013.  See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

For discussion of our market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our audit committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013 at the reasonable assurance level due to a material weakness in internal control over financial reporting. The material weakness we identified relates to the lack of a sufficient number of qualified personnel to timely and appropriately account for and disclose the impact of complex, non-routine transactions in accordance with United States generally accepted accounting principles. In the current period these non-routine transactions impacted the recording of equity based compensation, cash-flow presentations, required business combination disclosures and calculations of earnings (loss) per unit. The material weakness resulted in the recording of adjustments identified by our independent registered public accounting firm to the financial statements for the period ended March 31, 2013. Notwithstanding the existence of the material weakness, management has concluded that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with United States generally accepted accounting principles.

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

As of September 30, 2013, we have not yet been able to remediate this material weakness. We do not know the specific timeframe needed to remediate all of the control deficiencies underlying this material weakness. In addition, we may need to incur incremental costs associated with this remediation, primarily due to engagement with such firms, and the implementation and validation of improved accounting and financial reporting procedures. As we continue to evaluate and work to improve its internal control over financial reporting, we may determine to take additional measures to address the material weakness.

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
2.1

Contribution Agreement, dated as of October 4, 2013, by and between New Source Energy Partners L.P. and Scintilla (Incorporated by reference to Exhibit 2.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on October 10, 2013).

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

Third Amendment to Credit Agreement, dated as of October 29, 2013, by and among the Partnership, as borrower, Bank of Montreal, as administrative agent, Associated Bank, N.A., as syndication agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on November 4, 2013).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, State of Oklahoma, on November 14, 2013.

New Source Energy Partners L.P.

By: New Source Energy GP, LLC, its general partner

/s/ Richard D. Finley
By:	Richard D. Finley
Title:	Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number		Description
2.1

Contribution Agreement, dated as of October 4, 2013, by and between New Source Energy Partners L.P. and Scintilla (Incorporated by reference to Exhibit 2.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on October 10, 2013).

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

Third Amendment to Credit Agreement, dated as of October 29, 2013, by and among the Partnership, as borrower, Bank of Montreal, as administrative agent, Associated Bank, N.A., as syndication agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35809) filed on November 4, 2013).

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