Form 10-Q/A
period 2014-03-31
New Source Energy Partners L.P.
filed 2014-05-23
CIK 1560443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  Form 10-Q/A
Amendment No. 1
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

Explanatory Note

New Source Energy Partners L.P. filed its Quarterly Report on Form 10-Q for the three months ended March 31, 2014 on May 15, 2014 (the “Original Form 10-Q”). The Partnership is filing this Amendment No. 1 on Form 10-Q/A to provide corrected Exhibits 31.1 and 31.2. In the Original Form 10-Q, Exhibits 31.1 and 31.2 inadvertently omitted a portion of the required language of paragraph 4 of the certification.
Except as described above, there are no other changes to the Original Form 10-Q, and this amendment does not speak to, or reflect, events occurring after the filing of the Original Form 10-Q.

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

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control, including among other things, the risk factors discussed in "Item 1A. Risk Factors" of this Quarterly Report. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Statements Regarding Forward-Looking Statements” on page 5 of this Quarterly Report.

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

New Source Energy Partners L.P.

By: New Source Energy GP, LLC, its general partner

/s/ Richard D. Finley
By:	Richard D. Finley
Title:	Chief Financial Officer and Treasurer

EXHIBIT INDEX

		Incorporation by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Contribution Agreement between CEU Paradigm LLC and New Source Energy Partners L.P.	8-K	001-35809	2.1	2/5/2014
3.1	Certificate of Limited Partnership of New Source Energy Partners L.P.	S-1	333-185754	3.1	01/11/13
3.2	First Amended and Restated Agreement of Limited Partnership of New Source Energy Partners L.P.	8-K	001-35809	3.1	02/15/13
3.3	First Amendment to the First Amended and Restated Agreement of Limited Partnership of New Source Energy Partners L.P.	8-K	001-35809	3.1	11/18/2013
3.4	Certificate of Formation of New Source Energy GP, LLC	S-1	333-185754	3.4	01/11/13
3.5	Amended and Restated Limited Liability Company Agreement of New Source Energy GP, LLC	8-K	001-35809	3.2	02/15/13
3.6	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of New Source Energy GP, LLC	8-K	001-35809	3.1	03/20/13
10.1	Fifth Amendment to Credit Agreement, dated as of March 10, 2014, by and among New Source Energy Partners L.P., as borrower, Bank of Montreal, as administrative agent, and the other lenders party thereto	10-Q	001-35809	10.1	5/15/2014
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934					*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934					*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	001-35809	32.1	5/15/2014
101.INS(a)	XBRL Instance Document					*
101.SCH(a)	XBRL Schema Document					*
101.CAL(a)	XBRL Calculation Linkbase Document					*
101.DEF(a)	XBRL Definition Linkbase Document					*
101.LAB(a)	XBRL Labels Linkbase Document					*
101.PRE(a)	XBRL Presentation Linkbase Document					*