Form 10-Q
period 2014-06-30
New Source Energy Partners L.P.
filed 2014-08-14
CIK 1560443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 1, 2014, the registrant had 15,440,381 common units, 2,205,000 subordinated units and 155,102 general partner units outstanding.

NEW SOURCE ENERGY PARTNERS L.P.
Form 10-Q
Quarter Ended June 30, 2014

CERTAIN DEFINED TERMS

As used in this Quarterly Report on Form 10-Q, unless otherwise indicated, the following terms have the following meanings:

•	"general partner" refers to New Source Energy GP, LLC, our general partner;

•	"IPO Properties" refers to the properties, producing wells, and related oil and natural gas interests that were contributed to us by New Source Energy in connection with our initial public offering;

•	"MCE" or "MCE Entities" refers collectively to MCE, LP and MCE GP, LLC;

•	"New Dominion" refers to New Dominion, LLC, the entity that serves as our contract operator and provides certain operational services to us;

•
"New Source Energy" refers to New Source Energy Corporation, an independent energy company engaged in the development and production of onshore oil and liquids-rich natural gas projects in the United States;

•
"New Source Group" collectively refers to New Source Energy, New Dominion and Scintilla; however, when used in the context of the development agreement described herein, the New Source Group refers to the parties (other than us) party thereto;

•	"NGL" refers to natural gas liquids;

•	"our management," "our employees," or similar terms refer to the management and personnel of our general partner who perform managerial and administrative services on our behalf;

•	"Partnership," "we," "our," "us," and like terms refer collectively to New Source Energy Partners L.P. and its subsidiaries; and

•	"Scintilla" refers to Scintilla, LLC, the entity from which New Source Energy acquired substantially all of its assets in August 2011.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report") of the Partnership includes "forward-looking statements" within the meaning of federal securities laws. These statements express a belief, expectation or intention and generally are accompanied by words that convey projected future events or outcomes. These forward-looking statements may include projections and estimates concerning capital expenditures, the Partnership’s liquidity, capital resources, debt profile, acquisitions and the effects thereof on the Partnership's financial condition, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, elements of the Partnership’s business strategy, compliance with governmental regulation of the oil and natural gas industry, including environmental regulations, and other statements concerning the Partnership’s operations, economic performance and financial condition. Forward-looking statements are generally accompanied by words such as "estimate," "assume," "target," "project," "predict," "believe," "expect," "anticipate," "potential," "could," "may," "foresee," "plan," "goal," "should," "intend" or other words that convey the uncertainty of future events or outcomes. The Partnership has based these forward-looking statements on its current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by the Partnership in light of its experience and perception of historical trends, current conditions and expected future developments as well as other factors the Partnership believes are appropriate under the circumstances. The actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Partnership’s business or results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. These forward-looking statements speak only as of the date hereof. The Partnership disclaims any obligation to update or revise these forward-looking statements unless required by law, and it cautions readers not to rely on them unduly. While the Partnership’s management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks and uncertainties discussed in "Risk Factors" in Item 1A of Part II of this Quarterly Report and in "Risk Factors" in Item 1A of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the "2013 Form 10-K").

PART I: Financial Information
ITEM 1. Financial Statements
New Source Energy Partners L.P.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2014	December 31, 2013
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash	$8,368	$7,291
Restricted cash	975	—
Accounts receivable	39,004	12,609
Other current assets	4,871	1,114
Total current assets	53,218	21,014

Oil and natural gas properties, at cost using full cost method of accounting:
Proved oil and natural gas properties	325,332	291,829
Less: Accumulated depreciation, depletion, and amortization	(141,675)	(128,961)
Total oil and natural gas properties, net	183,657	162,868
Property and equipment, net	56,459	8,166
Intangible assets, net	99,226	35,009
Goodwill	39,698	23,974
Other assets	4,579	3,679
Total assets	$436,837	$254,710

LIABILITIES AND UNITHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$13,451	$3,267
Accounts payable-related parties	8,901	8,221
Factoring payable	16,164	1,907
Contingent consideration payable	26,609	—
Derivative contracts	3,135	3,167
Current portion of long-term debt	21,677	719
Total current liabilities	89,937	17,281
Long-term debt	87,867	80,014
Contingent consideration payable to related parties	—	6,320
Asset retirement obligations	3,787	3,455
Other liabilities	1,016	387
Total liabilities	182,607	107,457
Commitments and contingencies (Note 13)
Unitholders' equity:
Common units (15,428,822 units outstanding at June 30, 2014 and 9,599,578 units outstanding at December 31, 2013)	269,417	151,773
Common units held in escrow	(9,407)	—
Subordinated units (2,205,000 units issued and outstanding at June 30, 2014 and December 31, 2013)	(19,921)	(17,334)
General partner's units (155,102 units issued and outstanding at June 30, 2014 and December 31, 2013)	(1,356)	(1,174)
Total New Source Energy Partners L.P. unitholders' equity	238,733	133,265
Noncontrolling interest	15,497	13,988
Total unitholders' equity	254,230	147,253
Total liabilities and unitholders' equity	$436,837	$254,710
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

New Source Energy Partners L.P.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per unit amounts)
Revenues:
Oil sales	$4,402	$1,636	$8,348	$2,834
Natural gas sales	3,850	2,642	9,217	4,449
NGL sales	8,466	6,371	18,004	12,726
Oilfield services	10,100	—	18,676	—
Total revenues	26,818	10,649	54,245	20,009
Operating costs and expenses:
Oil, natural gas and NGL production	4,516	2,827	9,019	5,274
Production taxes	792	486	1,671	1,439
Cost of providing oilfield services	5,968	—	10,534	—
Depreciation, depletion and amortization	10,289	3,577	19,567	6,772
Accretion	74	57	143	86
General and administrative	3,489	1,246	9,050	10,100
Total operating costs and expenses	25,128	8,193	49,984	23,671
Operating income (loss)	1,690	2,456	4,261	(3,662)
Other income (expense):
Interest expense	(1,015)	(487)	(1,984)	(2,566)
(Loss) gain on derivative contracts, net	(1,396)	6,182	(4,528)	856
Gain on investment in acquired business	2,298	—	2,298	—
Other income	9	—	7	—
Income (loss) before income taxes	1,586	8,151	54	(5,372)
Income tax benefit	—	—	—	12,126
Net income	1,586	8,151	54	6,754
Less: net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to New Source Energy Partners L.P.	$1,586	$8,151	$54	$6,754

Net income prior to purchase of properties from New Source Energy on February 13, 2013				$5,303
Net income subsequent to purchase of properties form New Source Energy on February 13, 2013 and allocable to units	$1,586	$8,151	$54	$1,451

Net income (loss) per unit:
Net income (loss) per general partner unit	$0.11	$0.89	$(0.02)	$0.03
Net income (loss) per subordinated unit	$0.11	$0.89	$(0.02)	$0.02
Net income per common unit	$0.11	$0.89	$0.01	$0.22
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

New Source Energy Partners L.P.
Condensed Consolidated Statement of Unitholders' Equity
For the Six Months Ended June 30, 2014
(Unaudited)

	Common Units		Subordinated Units		General Partner Units		Non-controlling Interest	Total Unitholders'
	Units	Equity	Units	Equity	Units	Equity		Equity
	(in thousands, except unit amounts)
Balance, December 31, 2013	9,599,578	$151,773	2,205,000	$(17,334)	155,102	$(1,174)	$13,988	$147,253
Issuance of common units, net of offering costs	3,450,000	76,191	—	—	—	—	—	76,191
Offering cost related to 2013 private placement paid in 2014	—	(100)	—	—	—	—	—	(100)
Issuance of common units in acquisitions	1,964,957	43,938	—	—	—	—	1,509	45,447
Equity-based compensation	414,287	644	—	—	—	—	—	644
Distributions to unitholders	—	(12,533)	—	(2,547)	—	(179)	—	(15,259)
Net income (loss)	—	97	—	(40)	—	(3)	—	54
Balance, June 30, 2014	15,428,822	$260,010	2,205,000	$(19,921)	155,102	$(1,356)	$15,497	$254,230
         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

New Source Energy Partners L.P. Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash Flows from Operating Activities:
Net income	$54	$6,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	19,567	6,772
Accretion	143	86
Amortization of deferred loan costs	292	240
Write off of loan costs due to debt refinancing	—	1,436
Equity-based compensation	644	7,738
Deferred income tax benefit	—	(12,023)
Change in fair value of contingent consideration	(912)	—
Gain on investment in acquired business	(2,298)	—
Loss (gain) on derivative contracts, net	4,528	(856)
Cash paid on settlement of derivative contracts	(3,412)	(341)
Payments for premiums on derivatives	—	(1,334)
Changes in operating assets and liabilities:
Accounts receivable	(3,045)	(8,437)
Other current assets and other assets	(1,493)	—
Accounts payable and accrued liabilities	620	2,691
Net cash provided by operating activities	14,688	2,726
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(63,446)	(7,893)
Additions to oil and natural gas properties	(18,218)	(4,302)
Additions to other property and equipment	(2,991)	—
Net cash used in investing activities	(84,655)	(12,195)
Cash Flows from Financing Activities:
Proceeds from borrowings	14,934	50,000
Payments on borrowings	(5,648)	(95,000)
Bank overdraft	1,838	—
Proceeds from financing	808	—
Proceeds from borrowings, net - related party	300	—
Payments for deferred loan costs	(437)	(1,747)
Payments on factoring payable, net	(1,583)	—
Proceeds from sales of common units, net of offering costs	76,191	77,880
Payments of offering costs	(100)	—
Distribution to unitholders	(15,259)	(2,504)
Distribution to New Source Energy	—	(18,295)
Net cash provided by financing activities	71,044	10,334
Net change in cash and cash equivalents	1,077	865
Cash and cash equivalents, beginning of period	7,291	—
Cash and cash equivalents, end of period	$8,368	$865

New Source Energy Partners L.P. Condensed Consolidated Statements of Cash Flows, Continued (Unaudited)

Supplemental Cash Flow Information:
Cash paid for interest	$1,859	$1,020
Non-cash Investing and Financing Activities:
Capitalized asset retirement obligation	$189	$1,354
(Decrease) increase in accrued capital expenditures	$(1,457)	$786
Accounts receivable distributed to New Source Energy	$—	$(7,014)
Accounts payable assumed by New Source Energy	$—	$(1,742)
Subordinated note issued to New Source Energy for oil and natural gas properties	$—	$25,000
Common units issued in connection with acquisitions	$(46,239)	$(27,983)
Acquisition of property and equipment by financing	$2,725	$—
Factoring payables assumed in connection with acquisitions	$15,840	$—
Debt assumed in connection with acquisitions	$17,571	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

Nature of Business.  We are a vertically integrated independent energy partnership formed in October 2012. The Partnership is actively engaged in the development and production of onshore oil and natural gas properties that extend across conventional resource reservoirs in east-central Oklahoma. Our oil and natural gas properties consist of non-operated working interests primarily in the Misener-Hunton formation, or Hunton formation. In addition, the Partnership is engaged in oilfield services through its oilfield services subsidiaries. Our oilfield services business provides full service blowout prevention installation and pressure testing services, including certain ancillary equipment necessary to perform such services, throughout the Mid-Continent region and in South Texas and West Texas. In June 2014, we acquired oilfield services companies that specialize in providing well testing and flowback services to the oil and natural gas industry primarily in Oklahoma, Texas, Pennsylvania and Ohio.

Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Partnership and its wholly owned and majority owned subsidiaries. Noncontrolling interest represents third-party ownership interest in a majority owned subsidiary of the Partnership and is included as a component of equity in the consolidated balance sheet and consolidated statement of unitholders' equity. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Statements. The accompanying condensed consolidated financial statements as of December 31, 2013 have been derived from the audited financial statements contained in the Partnership’s 2013 Form 10-K. The unaudited interim condensed consolidated financial statements have been prepared by the Partnership in accordance with the accounting policies stated in the audited consolidated financial statements contained in the 2013 Form 10-K. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted, although the Partnership believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the information in the Partnership’s accompanying unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the 2013 Form 10-K.

Significant Accounting Policies. For a description of the Partnership’s significant accounting policies, refer to Note 1 of the consolidated financial statements included in the 2013 Form 10-K.

Reclassifications. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These reclassifications have no effect on the Partnership's previously reported results of operations.

Use of Estimates. The preparation of the Partnership’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of the Partnership’s consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. The Partnership’s consolidated financial statements are based on a number of significant estimates, including oil, natural gas and NGL reserves, revenue and expense accruals, depreciation, depletion and amortization, fair value of derivative instruments and contingent consideration, the allocation of purchase price to the fair value of assets acquired and liabilities assumed and asset retirement obligations. Actual results could differ from those estimates.

Recently Issued Accounting Standard. In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"), which revises the guidance on revenue recognition by providing a single, principles-based method for companies to use to account for revenue arising from contracts with customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016 and is to be applied retrospectively. Early application is not permitted. We are in the process of assessing the potential impact of ASU 2014-09 on the Partnership's financial statements.

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

2.  Acquisitions

The Partnership completed acquisitions during 2013 and 2014, as described below. Certain of the 2013 acquisitions increased the Partnership's portfolio of oil and natural gas properties. The acquisitions of MCE, Erick Flowback Services LLC ("EFS"), Rod's Production Services, L.L.C. ("RPS") and MidCentral Completion Services, LLC ("MCCS") help to facilitate the Partnership's goals of becoming a more fully integrated oil and natural gas partnership. With the exception of the acquisition of oil and natural gas properties from Orion Exploration Partners, LLC, all of the 2013 acquisitions were with related parties. The acquisition of MCCS was the only acquisition in 2014 with related parties. See Note 11 "Related Party Transactions."

The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs under the fair value hierarchy as described in Note 7 "Fair Value Measurements." Fair value may be estimated using comparable market data, a discounted cash flow method, or another method as discussed below. In the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future and include estimates of applicable sales estimates, operational costs and a risk-adjusted discount rate. The fair values of oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties included estimates of: (i) reserves, including risk adjustments for probable and possible reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; (v) future cash flows; and (vi) a market-based weighted average cost of capital rate. Fair value of MCCS' inventory acquired was determined based on a comparative sales approach. Fair value for intangible assets acquired was primarily determined using a discounted cash flow model or multi-period excess earnings model under the income approach, which factors in discount rates, probability factors and forecasts. The fair values of property, plant and equipment acquired were primarily based on a cost approach using an indirect cost methodology to determine replacement cost. The inputs, as noted above, used to determine fair value required significant judgments and estimates by the Partnership’s management at the time of the valuation and are the most sensitive and subject to change. Carrying value for current assets and liabilities acquired is typically representative of fair value due to their short term nature.

2013 Acquisitions
March Acquired Properties. In March 2013, we acquired certain oil and natural gas properties located in the Golden Lane and Luther fields in Oklahoma from New Source, Scintilla, and W.K. Chernicky, LLC, for an aggregate adjusted purchase price of $28.0 million (the "March Acquired Properties"). As consideration, the Partnership issued 1,378,500 common units valued at $20.30 per unit.
The total purchase price allocated to the assets acquired and liabilities assumed based upon fair value on the date of acquisition is as follows (in thousands):

Fair value of assets acquired and liabilities assumed:
Proved oil and natural gas properties	$29,049
Other assets	754
Asset retirement obligations	(1,333)
Other liabilities	(488)
Total net assets	$27,982
May Acquired Properties. In May 2013, the Partnership completed an acquisition of certain oil and natural gas properties located in Oklahoma from New Source Energy for $7.9 million, net of purchase price adjustments (the "May Acquired Properties").
The total purchase price allocated to the assets acquired and liabilities assumed based upon fair value on the date of acquisition is as follows (in thousands):

Fair value of assets acquired and liabilities assumed:
Proved oil and natural gas properties	$8,165
Asset retirement obligations	(19)
Other liabilities	(254)
Total net assets	$7,892

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The amounts of revenues and excess of revenues over direct operating expenses included in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013 generated by the March Acquired Properties and the May Acquired Properties are shown in the table below. Direct operating expenses include lease operating expenses and production taxes.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in thousands)
Revenue	$2,692	$2,777
Excess of revenues over direct operating expenses	$1,286	$1,333

Acquisition expense related to the March Acquired Properties and the May Acquired Properties of $0.5 million was included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for both the three and six months ended June 30, 2013.

July Scintilla Acquired Properties. In July 2013, the Partnership completed an acquisition of a 10% working interest in certain oil and natural gas properties located in Oklahoma from Scintilla for $4.9 million, net of purchase price adjustments.
The total purchase price allocated to the assets acquired and liabilities assumed based upon fair value on the date of acquisition is as follows (in thousands):

Fair value of assets acquired and liabilities assumed:
Proved oil and natural gas properties	$4,888
Asset retirement obligations	(4)
Other liabilities	(18)
Total net assets	$4,866
Orion Acquired Properties. In July 2013, the Partnership acquired certain oil and natural gas properties located in Oklahoma from Orion Exploration Partners, LLC for $3.2 million, net of purchase price adjustments.
The total purchase price allocated to the assets acquired and liabilities assumed based upon fair value on the date of acquisition is as follows (in thousands):

Fair value of assets acquired and liabilities assumed:
Proved oil and natural gas properties	$3,274
Asset retirement obligations	(24)
Other liabilities	(20)
Total net assets	$3,230
Southern Dome Acquired Properties. In October 2013, the Partnership completed the acquisition of working interests in 25 producing wells and related undeveloped leasehold rights in the Southern Dome field in Oklahoma County, Oklahoma (the "Southern Dome Acquired Properties") from Scintilla for total consideration of $14.5 million, net of purchase price adjustments.

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The total purchase price allocated to the assets acquired and liabilities assumed based upon fair value on the date of acquisition is as follows (in thousands):

Consideration:
Cash	$4,260
Fair value of common units granted (1)	8,608
Contingent consideration (2)	1,600
Total fair value of consideration	$14,468

Fair value of assets acquired and liabilities assumed:
Proved oil and natural gas properties	$15,190
Asset retirement obligations	(170)
Other liabilities	(552)
Total net assets	$14,468
__________

(1)	The fair value of the unit consideration was based upon 414,045 common units valued at $20.79 per unit (closing price on the date of the acquisition).

(2)
The Partnership agreed to provide additional consideration to Scintilla if average daily production attributable to the acquired working interests exceeds a specified average daily production during the specified period (the "Southern Dome Contingent Consideration"). See Note 3 "Contingent Consideration" for additional discussion of the Southern Dome Contingent Consideration.

MCE Acquisition. In November 2013, the Partnership acquired 100% of the equity interests in MCE, other than Class B Units that were retained by certain of the sellers as discussed further below (the "MCE Acquisition"). MidCentral Energy Services, LLC ("MCES"), a wholly owned subsidiary of MCE, operates an oilfield services business that offers full service blowout prevention installation and pressure testing services throughout the Mid-Continent region and in South Texas and West Texas, along with the rental of certain ancillary equipment necessary to perform such services.
Total consideration for the MCE Acquisition is as follows (in thousands):

Consideration:
Cash	$3,781
Fair value of common units granted (1)	41,822
Common units granted to MCE employees (2)	2,259
Contingent consideration (3)	6,320
MCE Class B units granted (4)	13,988
Total fair value of consideration	$68,170
__________

(1)	The fair value of the unit consideration was based upon 1,847,265 common units valued at $22.64 per unit (closing price on the date of the acquisition).

(2)
The fair value of the unit consideration was based upon 99,768 common units valued at $22.64 per unit (closing price on the date of the acquisition). These common units were issued to certain employees of MCE under the Partnership’s long-term incentive plan, primarily for service prior to the acquisition. Any forfeited common units do not revert to the Partnership, but would be distributed to the former owners of MCE.

(3)
The owners of MCE are entitled to receive additional common units in the second quarter of 2015 based on a specified multiple of the annualized EBITDA of MCES for the trailing nine month period ending March 31, 2015, less certain adjustments, subject to a $120.0 million cap ("MCE Contingent Consideration"). The MCE Contingent Consideration was valued at $6.3 million at the acquisition date through the use of a Monte Carlo simulation. See Note 3 "Contingent Consideration" for additional discussion of the MCE Contingent Consideration.

(4)
Certain owners of MCE retained Class B Units, which entitle the holders to receive incentive distributions of cash distributed by MCE above specified thresholds in increasing amounts. See Note 9 "Equity" for additional discussion of these incentive distributions. The Class B units were valued at $14.0 million at the acquisition date through the use of a Monte Carlo simulation.

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The total purchase price allocated to the assets acquired and liabilities assumed based upon fair value on the date of acquisition is as follows (in thousands):

Fair value of assets acquired and liabilities assumed:
Cash	$1,522
Accounts receivable	3,365
Other current assets	954
Property and equipment	7,923
Intangible asset (1)	36,772
Goodwill (2)	23,974
Other assets	19
Total assets acquired	74,529
Accounts payable and accrued liabilities	(2,345)
Factoring payable	(1,679)
Long-term debt	(2,335)
Total liabilities assumed	(6,359)
Net assets acquired	$68,170
__________

(1)
Customer relationships, an identifiable intangible asset, were valued based on the estimated free cash flows the customer relationships are expected to provide and are amortized using an accelerated method over seven years.

(2)
Goodwill is calculated as the excess of the consideration transferred over the fair value of net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Such goodwill is not deductible for tax purposes. Specifically, the goodwill recorded as part of the acquisition of MCE includes any intangible assets that do not qualify for separate recognition, such as the MCE trained, skilled and assembled workforce, along with the expected synergies from leveraging the customer relationships and integrating new product offerings into MCE's business. Goodwill has been allocated to the oilfield services segment.

Since the President and Chief Executive Officer of the Partnership's general partner, Kristian B. Kos, through his control over the Partnership’s general partner, controls the Partnership and also owned 36% of the equity interest in MCE, the MCE Acquisition was accounted for as a business combination achieved in stages. The Partnership initially recorded the 36% equity interest in MCE acquired from Mr. Kos at his equity method carrying basis, which was $1.8 million as of November 12, 2013. The Partnership remeasured the 36% interest to determine the acquisition-date fair value and recognized a corresponding gain of $22.7 million on investment in acquired business.

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

2014 Acquisitions

CEU Acquisition. On January 31, 2014, we completed the acquisition of working interests in 23 producing wells and related undeveloped leasehold rights in the Southern Dome field in Oklahoma County, Oklahoma, from CEU Paradigm, LLC ("CEU") for $17.1 million, net of purchase price adjustments (the "CEU Acquisition").
The total purchase price allocated to the assets acquired and liabilities assumed based upon fair value on the date of acquisition, net of purchase price adjustments, is as follows (in thousands):

Consideration:
Cash	$5,503
Fair value of common units granted (1)	11,621
Contingent consideration (2)	—
Total fair value of consideration	$17,124

Fair value of assets acquired and liabilities assumed:
Proved oil and natural gas properties	$17,306
Asset retirement obligations	(182)
Total net assets	$17,124
__________

(1)	The fair value of the unit consideration was based upon 488,667 common units valued at $23.78 per unit (closing price on the date of the acquisition).

(2)
The Partnership agreed to provide additional consideration to CEU if average daily production attributable to the acquired working interests exceeds a specified average daily production during a specified period (the "CEU Contingent Consideration"). See Note 3 "Contingent Consideration" for additional discussion of the CEU Contingent Consideration.

MCCS Acquisition. On June 26, 2014, we exercised the option granted in connection with the MCE Acquisition to acquire 100% of the equity interest in MCCS, an oilfield services company that specializes in providing services, primarily installation and pressure testing, to oil and natural gas exploration and production companies (the "MCCS Acquisition").
Total consideration for the MCCS Acquisition is as follows (in thousands):

Consideration:
Fair value of common units granted (1)	$789
Contingent consideration (2)	4,057
Noncontrolling interest (3)	1,509
Total fair value of consideration	$6,355
__________

(1)	The fair value of the unit consideration was based upon 33,646 common units valued at $23.45 per unit (closing price on the date of the acquisition).

(2)
The owners of MCCS are entitled to receive additional common units in the second quarter of 2015 based on a specified multiple of the annualized EBITDA of MCCS for the trailing nine month period ending March 31, 2015, less certain adjustments, subject to a $4.5 million cap ("MCCS Contingent Consideration"). The MCCS Contingent Consideration was valued at $4.1 million at the acquisition date through the use of a Monte Carlo simulation. See Note 3 "Contingent Consideration" for additional discussion of the MCCS Contingent Consideration.

(3)
As a condition of the acquisition agreement, MCCS was contributed to MCE by the Partnership, which increased the value of the noncontrolling interest held by MCE's Class B unitholders. The increase in the value of the noncontrolling interest that resulted from this is part of the total consideration paid for the MCCS Acquisition and was valued at the acquisition date through the use of a Monte Carlo simulation.

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table summarizes the assets acquired and the liabilities assumed as of the acquisition date at estimated fair value (in thousands):

Fair value of assets acquired and liabilities assumed:
Cash	$109
Accounts receivable	524
Inventory	2,035
Other current assets	14
Property and equipment	107
Intangible asset (1)	1,700
Goodwill (2)	4,060
Other assets	28
Total assets acquired	8,577
Accounts payable and accrued liabilities	(1,431)
Long-term debt	(791)
Total liabilities assumed	(2,222)
Net assets acquired	$6,355
__________

(1)
Customer relationships, an identifiable intangible asset, were valued based on the estimated free cash flows the customer relationships are expected to provide and are amortized using an accelerated method over seven years.

(2)
Goodwill is calculated as the excess of the consideration transferred over the fair value of net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Such goodwill is not deductible for tax purposes. Specifically, the goodwill recorded as part of the acquisition of MCCS includes any intangible assets that do not qualify for separate recognition, such as the MCCS trained, skilled and assembled workforce, along with the expected synergies from leveraging the customer relationships and integrating new product offerings into MCCS's business. Goodwill has been allocated to the oilfield services segment.

Since the President and Chief Executive Officer of the Partnership's general partner, Kristian B. Kos, through his control over the Partnership’s general partner, controls the Partnership and also owned 50% of the equity interest in MCCS, the MCCS Acquisition was accounted for as a business combination achieved in stages. The Partnership initially recorded the 50% equity interest in MCCS acquired from Mr. Kos at his equity method carrying basis, which was $0.1 million as of June 26, 2014. The Partnership remeasured the 50% interest to determine the acquisition-date fair value and recognized a corresponding gain of $2.3 million on investment in acquired business.
Services Acquisition. On June 26, 2014, the Partnership acquired 100% of the outstanding membership interests in EFS and 100% of the outstanding membership interests in RPS for total consideration of approximately $108.3 million (the "Services Acquisition"). EFS and RPS are oilfield services companies that specialize in providing well testing and flowback services to the oil and natural gas industry.
Total consideration for the Services Acquisition is as follows (in thousands):

Consideration:
Cash	$57,348
Fair value of common units granted (1)	33,106
Common units granted for the benefit of EFS/RPS employees (2)	724
Contingent consideration (3)	17,144
Total fair value of consideration	$108,322
__________

(1)	The fair value of the unit consideration was based upon 1,411,777 common units valued at $23.45 per unit (closing price on the date of the acquisition).

(2)
The fair value of the unit consideration was based upon 30,867 common units valued at $23.45 per unit (closing price on the date of the transaction). These units were issued to satisfy the settlement of phantom units granted to EFS employees with no service requirement. An additional 401,171 common units were issued and are held in escrow to satisfy the future

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

settlement of phantom units granted to EFS and RPS employees in conjunction with the Services Acquisition are excluded from consideration based on the future service requirement for vesting. See Note 9 "Equity" for additional discussion of phantom units.

(3)
The former owners of EFS and RPS are entitled to receive additional consideration in the second quarter of 2015 based on a specified multiple of the annualized EBITDA of EFS and RPS for the year ending December 31, 2014, less certain adjustments ("EFS/RPS Contingent Consideration"). The EFS/RPS Contingent Consideration was valued at $17.1 million at the acquisition date through the use of a probability analysis. See Note 3 "Contingent Consideration" for additional discussion of the EFS/RPS Contingent Consideration.

The following table summarizes the assets acquired and the liabilities assumed as of the acquisition date at estimated fair value (in thousands):

Fair value of assets acquired and liabilities assumed:
Cash	$1,668
Accounts receivable	21,611
Other current assets	247
Property and equipment	43,151
Goodwill (1)	11,665
Intangible assets (2)	68,700
Total assets acquired	147,042
Accounts payable and accrued liabilities	(6,080)
Factoring payable	(15,840)
Long-term debt	(16,800)
Total liabilities assumed	(38,720)
Net assets acquired	$108,322
__________

(1)
Goodwill is calculated as the excess of the consideration transferred over the fair value of net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Such goodwill is not deductible for tax purposes. Specifically, the goodwill recorded as part of the Services Acquisition includes any intangible assets that do not qualify for separate recognition, such as the EFS and RPS trained, skilled and assembled workforce, along with the expected synergies from leveraging the customer relationships. Goodwill has been allocated to the oilfield services segment.

(2)
Identifiable intangible assets include $64.2 million for customer relationships and $4.5 million for non-compete agreements. Customer relationships were valued based on the estimated free cash flows the customer relationships are expected to provide and are amortized using an accelerated method over seven years. Non-compete agreements were valued based on an income approach and are amortized over the agreement period.

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Pro forma financial information. The following unaudited pro forma combined results of operations are presented for the three and six months ended June 30, 2014 as though the Partnership completed the CEU Acquisition and the Services Acquisition (collectively, the "2014 Material Acquisitions") as of January 1, 2013. The pro forma combined results of operations for the three and six months ended June 30, 2014 have been prepared by adjusting the historical results of the Partnership to include the historical results of the 2014 Material Acquisitions through the dates of acquisition and estimates of the effect of these transactions on the combined results. In addition, pro forma adjustments have been made assuming the units issued as consideration for these acquisitions and a portion of the units issued in the April 2014 equity offering, the proceeds from which were used to fund an acquisition, had been outstanding since January 1, 2013. Future results may vary significantly from the results reflected in this pro forma financial information because of future events and transactions, as well as other factors.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(in thousands)
Revenue	$55,881	$116,166
Net income (1)	$4,079	$6,186
Net income per common unit (1):
Basic	$0.24	$0.37
Diluted	$0.24	$0.37
__________

(1)	Excludes $23.9 million of acquisition costs and transaction bonuses paid to EFS and RPS employees that were included in the historical results of the Partnership, EFS or RPS.

The amounts of revenues and operating income included in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2014 generated by the 2014 Material Acquisitions are shown in the table below. The operating income attributable to the CEU Acquisition represents the excess of revenue over direct operating expenses and does not reflect certain expenses, such as general and administrative; therefore, this information is not intended to report results as if these operations were managed on a stand-alone basis. Direct operating expenses include lease operating expenses and production and other taxes for the CEU Acquisition.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(in thousands)
Revenue	$3,054	$4,937
Operating income	$1,077	$2,196

Acquisition expense for the 2014 Material Acquisitions of $1.3 million was included in general and administrative expenses in the accompanying unaudited statements of operations for both the three and six months ended June 30, 2014.

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following unaudited pro forma combined results of operations are presented for the three and six months ended June 30, 2013 as though the Partnership completed the acquisitions of the March Acquired Properties, the Southern Dome Acquired Properties and the MCE Acquisition (collectively, the "2013 Material Acquisitions") as of January 1, 2012, which was the beginning of the earliest period presented at the time of the acquisition, and the 2014 Material Acquisitions, as of January 1, 2013. The pro forma combined results of operations for the three and six months ended June 30, 2013 have been prepared by adjusting the historical results of the Partnership to include the historical results of these acquisitions through the date of acquisition and estimates of the effect of the 2013 Material Acquisitions and the 2014 Material Acquisitions on the combined results. In addition, pro forma adjustments have been made for the interest that would have been incurred for financing the cash portion of the consideration of the 2013 Material Acquisitions with the Partnership's senior secured revolving credit facility and assume the units issued as consideration for the 2013 Material Acquisitions had been outstanding since January 1, 2012 and the units issued as consideration for the 2014 Material Acquisitions and a portion of the units issued in the April 2014 equity offering, the proceeds from which were used to fund an acquisition, had been outstanding since January 1, 2013.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013

	(in thousands)
Revenue	$48,942	$102,993
Net income (loss) (1)	$1,776	$(3,628)
Net income (loss) per common unit (1):
Basic	$0.11	$(0.41)
Diluted	$0.11	$(0.41)
__________
(1)    Includes $1.4 million of the Partnership's acquisition costs related to the 2014 Material Acquisitions in the six months ended June 30, 2013.

3. Contingent Consideration

The contingent consideration provided for in certain of our acquisitions represents additional consideration. The fair value of such contingent consideration is estimated using various inputs, including the probability that targets for additional payout will be met, as described below. As the significant inputs to determine fair value of the contingent consideration represent significant unobservable inputs, they are classified as Level 3 under the fair value hierarchy described in Note 7 "Fair Value Measurements."

A reconciliation of the beginning and ending balances of acquisition-related contingent consideration for the three and six months ended June 30, 2014 is as follows (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

Contingent consideration, beginning balance	$6,753	$6,320
Acquisition date fair value of contingent consideration - CEU Acquisition	—	—
Acquisition date fair value of contingent consideration - MCCS Acquisition	4,057	4,057
Acquisition date fair value of contingent consideration - Services Acquisition	17,144	17,144
Change in fair value of contingent consideration	(1,345)	(912)
Payment of contingent consideration	—	—
Contingent consideration, ending balance	$26,609	$26,609

Southern Dome Contingent Consideration. In conjunction with the acquisition of the Southern Dome Acquired Properties, the Partnership agreed to provide additional consideration to Scintilla if the average daily production attributable to the Southern Dome Acquired Properties for the nine months ending September 30, 2014 exceeds 383.5 Boe. We may satisfy any such additional consideration in cash, common units, or a combination thereof at our discretion. The contingent consideration was determined to have a fair value of $1.6 million at the acquisition date and was included in the consideration for the Southern Dome Acquired Properties. As detailed in the acquisition agreement, the additional consideration is calculated as the value of average daily production for the nine months ending September 30, 2014 less (i) the asset value, (ii) capital expenditures incurred attributable

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

to the production growth (including an allowance for the cost of capital for such capital expenditures) and (iii) revenue attributable to any wells located in a specified project area that were not producing in paying quantities as of the effective date of the acquisition. Any change to the fair value of the contingent consideration is adjusted through earnings due to the factors impacting the ultimate payout. Based on estimated production levels for the nine months ending September 30, 2014, the Partnership estimated the fair value as of both June 30, 2014 and December 31, 2013 at $0.

MCE Contingent Consideration. The former owners of MCE are entitled to receive additional common units in the second quarter of 2015 based on a specified multiple of the annualized EBITDA of MCE, excluding EFS, RPS and MCCS, for the trailing nine month period ending March 31, 2015, less certain adjustments, which is subject to a $120.0 million cap. The contingent consideration was valued at $6.3 million at the acquisition date and was included in the consideration for the MCE Acquisition. Any change to the fair value of the contingent consideration is adjusted through earnings. Based on projections for MCE, the Partnership estimated fair value of the MCE Contingent Consideration as of June 30, 2014 and December 31, 2013 was approximately $5.4 million and $6.3 million, respectively, which is presented as contingent consideration payable in the accompanying unaudited condensed consolidated balance sheets. The decrease in fair value of approximately $1.3 million and $0.9 million is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2014, respectively.

CEU Contingent Consideration. In conjunction with the CEU Acquisition, the Partnership agreed to provide additional consideration to CEU if the average daily production attributable to the acquired working interest for the nine months ending September 30, 2014 exceeds 566.0 Boe. We may satisfy any such additional consideration in cash, Partnership common units, or a combination thereof at our discretion. The CEU Contingent Consideration was determined to have no value at the acquisition date. As detailed in the acquisition agreement, the additional consideration is calculated as the acquisition value of the production increase less (i) capital expenditures incurred attributable to the production growth (including an allowance for the cost of capital for such capital expenditures) and (ii) revenue attributable to any wells located in a specified project area that were not producing in paying quantities as of the effective date of the acquisition. Any change to the fair value of the contingent consideration is adjusted through earnings. Based on current estimated production levels for the nine months ending September 30, 2014, the Partnership estimated the fair value as of June 30, 2014 at $0.

MCCS Contingent Consideration. The former owners of MCCS are entitled to receive additional Partnership common units in the second quarter of 2015 based on a specified multiple of the annualized EBITDA of MCCS for the trailing nine month period ending March 31, 2015, less certain adjustments, which is subject to a $4.5 million cap. The contingent consideration was valued at $4.1 million at the acquisition date and was included in the consideration for the MCCS Acquisition. Any changes to the fair value of the contingent consideration will be adjusted through earnings. The fair value of the contingent consideration was unchanged at June 30, 2014.

EFS/RPS Contingent Consideration. The former owners of EFS and RPS are entitled to receive additional consideration in the form of cash and common units in the second quarter of 2015 based on a specified multiple of the annualized EBITDA of EFS and RPS for the year ending December 31, 2014, less certain adjustments. The contingent consideration was valued at $17.1 million at the acquisition date and was included in the consideration for the Services Acquisition. Any change to the fair value of the contingent consideration will be adjusted through earnings. The fair value of the contingent consideration was unchanged at June 30, 2014.

4.  Debt

The Partnership's debt consists of the following (in thousands):

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	June 30, 2014	December 31, 2013
Credit facility	$85,000	$78,500
Notes payable	21,335	2,233
Line of credit	3,209	—
Total debt	109,544	80,733
Less: current maturities of long-term debt	21,677	719
Long-term debt	$87,867	$80,014

Senior Secured Revolving Credit Facility

The Partnership has a senior secured revolving credit facility that is available to be drawn on subject to limitations based on its terms and certain financial covenants, as described below, (the "credit facility"). As of June 30, 2014, the credit facility contained financial covenants, including maintaining (i) a ratio of EBITDA (earnings before interest, depletion, depreciation and amortization, and income taxes) to interest expense of not less than 2.5 to 1.0; (ii) a ratio of total debt to EBITDA of not more than 3.5 to 1.0; and (iii) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0, in each case as more fully described in the credit agreement governing the credit facility. The financial covenants are calculated based on the results of the Partnership, excluding its subsidiaries. The obligations under the credit facility are secured by substantially all of the Partnership's oil and natural gas properties and other assets, excluding assets of all subsidiaries. The credit facility matures in February 2017.

Additionally, the credit facility contains various covenants and restrictive provisions that, among other things, limit the ability of the Partnership to incur additional debt, guarantees or liens; consolidate, merge or transfer all or substantially all of its assets; make certain investments, acquisitions or other restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; incur commodity hedges exceeding a certain percentage of production; and prepay certain indebtedness. Notwithstanding the foregoing, the credit facility permits the Partnership to make distributions to its common unit holders in an amount not to exceed "available cash" (as defined in the First Amended and Restated Agreement of Limited Partnership of the Partnership) if (i) no default or event of default has occurred and is continuing or would result therefrom and (ii) borrowing base utilization under the credit facility does not exceed 90%. As of June 30, 2014, the Partnership was in compliance with all covenants under the credit facility.

Borrowings under the credit facility bear interest at a base rate (a rate equal to the highest of (a) the Federal Funds Rate plus 0.5%, (b) Bank of Montreal’s prime rate or (c) the London Interbank Offered Rate ("LIBOR") plus 1.0%) or LIBOR, in each case plus an applicable margin ranging from 1.50% to 2.25%, in the case of a base rate loan, or from 2.50% to 3.25%, in the case of a LIBOR loan (determined with reference to the borrowing base utilization). The unused portion of the borrowing base is subject to a commitment fee of 0.50% per annum. Interest and commitment fees are payable quarterly, or in the case of certain LIBOR loans at shorter intervals. The average annual interest rate paid on amounts outstanding under the credit facility during the three months ended June 30, 2014 and 2013 was 3.27% and 3.29%, respectively. The average annual interest rate paid on amounts outstanding under the credit facility during the six months ended June 30, 2014 and 2013 was 3.30% and 3.29%, respectively. At June 30, 2014 and December 31, 2013, the average annual interest rates on borrowings outstanding under the credit facility were 3.19% and 3.25%, respectively. At June 30, 2014, the borrowing base under the credit facility was $102.5 million with $17.5 million of available borrowing capacity and approximately $7.3 million available borrowing capacity before restriction on distribution occurs.

Notes Payable

The Partnership has $4.5 million in debt as of June 30, 2014 related to financing notes with various lending institutions for certain property and equipment through MCES. These notes range from 36-60 months in duration with maturity dates from May 2016 through April 2018 and carry variable interest rates ranging from 5.50% to 10.51%. All notes are associated with specific capital assets of MCES and are secured by such assets.

In conjunction with the Services Acquisition, the Partnership assumed the outstanding balances on term loans held by EFS. These term loans had a balance of $16.8 million as of June 30, 2014 and mature on June 26, 2015. The term loans have a variable interest rate based on the Bank 7 Base Rate minus 2.3%, which was 5.5% at June 30, 2014, with a minimum interest rate of 5.5%. The Partnership is required to maintain a reserve bank account of the lesser of $0.3 million or 100% of excess cash flow (as defined in the loan agreement). The Partnership has a balance of $1.0 million in the reserve account at June 30, 2014, which is shown as restricted cash on the accompanying unaudited condensed consolidated balance sheet. Payments of principal and

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

interest are due in monthly installments. The term loans are collateralized by various assets of the parties to the agreement and guaranteed by MCE and former owners of EFS and RPS.

The EFS term loan agreement contains various covenants and restrictive provisions that, among other things, limit the ability of EFS and RPS to incur additional debt, guarantees or liens; consolidate, merge or transfer all or substantially all of its assets; make certain investments; and dispose of assets. Additionally, beginning October 1, 2014, EFS and RPS must comply with certain financial covenants, including maintaining (i) a fixed charge ratio of not less than 1.25 to 1.0 (ii) a leverage ratio of not greater than 1.5 to 1.0, and (iii) a working capital and cash balance of at least $4.0 million, in each case as more fully described in the loan agreement.

Line of Credit

In February 2014, MCES entered into a loan agreement for a revolving line of credit of up to $4.0 million, based on a borrowing base of $4.0 million related to MCES' accounts receivable. Interest only payments are due monthly with the line of credit maturing in February 2015. The line of credit replaced MCES' factoring payable agreement described in Note 5 "Factoring Payable." Interest on the line of credit accrues at the Bank of Oklahoma Financial Corporation National Prime Rate, which was 4.0% at June 30, 2014. The line of credit is secured by accounts receivable, inventory, chattel paper, and general intangibles of MCES. Based on the outstanding balance of $3.2 million, there was $0.8 million of available borrowing capacity at June 30, 2014.

As of June 30, 2014, the line of credit contained a covenant requiring a debt service coverage ratio, as defined in agreement, of not less than 1.25 to 1.0. As of June 30, 2014, MCES was in compliance with this covenant under the line of credit.

5.  Factoring Payable

The Partnership was a party to a secured borrowing agreement to factor the accounts receivable of MCES. At December 31, 2013, the outstanding balance was $1.9 million. The outstanding balance was paid and the agreement was terminated in February 2014 when MCES established its line of credit. See Note 4 "Debt" for discussion of MCES' line of credit.

In conjunction with the Services Acquisition, the Partnership assumed the EFS and RPS factoring agreements. Under these factoring agreements, invoices to pre-approved customers are submitted to the bank and the Partnership receives 90% funding immediately, and 10% is held in a reserve account with the factoring company for each invoice that is factored. Factoring fees, calculated based on three month LIBOR plus 5% (subject to a monthly minimum), are deducted from collected receivables. These factoring fees, along with an annual fee, are included in interest expense in the statement of operations. If a receivable is not collected within 90 days, the receivable is repurchased by the Partnership out of either the Partnership's reserve fund or current advances. The outstanding balance of the factoring payable was $16.2 million as of June 30, 2014.

6.  Derivative Contracts

Due to the volatility of commodity prices, the Partnership periodically enters into derivative contracts to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations for a portion of its oil, natural gas and NGL production. While the use of derivative contracts limits the Partnership’s ability to benefit from increases in the prices of oil, natural gas and NGLs, it also reduces the Partnership’s potential exposure to adverse price movements. The Partnership’s derivative contracts apply to only a portion of its expected production, provide only partial price protection against declines in market prices and limit the Partnership’s potential gains from future increases in market prices. Changes in the derivatives' fair values are recognized in earnings since the Partnership has elected not to designate its derivative contracts as hedges for accounting purposes.

At June 30, 2014, the Partnership's derivative contracts consisted of collars, put options, and fixed price swaps, as described below:

Collars
The instrument contains a fixed floor price (long put option) and ceiling price (short call option), where the purchase price of the put option equals the sales price of the call option. At settlement, if the market price exceeds the ceiling price, the Partnership pays the difference between the market price and the ceiling price. If the market price is less than the fixed floor price, the Partnership receives the difference between the fixed floor price and the market price. If the market price is between the ceiling and the fixed floor price, no payments are due from either party.

Put options
The Partnership periodically buys put options. At the time of settlement, if market prices are below the fixed price of the put option, the Partnership is entitled to the difference between the put option and the fixed price.

Fixed price swaps	The Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

The following tables present our derivative instruments outstanding as of June 30, 2014:

Oil collars	Volumes (Bbls)	Floor Price	Ceiling Price
2014	46,788	$80.00	$103.50
2015	42,649	$80.00	$93.25

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Natural gas collars	Volumes (MMBtu)	Floor Price	Ceiling Price
2014	676,776	$4.00	$4.41
2015	1,362,382	$4.00	$4.32

Oil put options	Volumes (Bbls)	Floor Price
2014	17,548	$80.00

Natural gas put options	Volumes (MMBtu)	Floor Price
2014	237,434	$3.50
2015	799,853	$3.50
2016	930,468	$3.50

NGL put options	Volumes (Bbls)	Average Floor Price
2014	17,506	$56.53

Oil fixed price swaps	Volumes (Bbls)	Weighted Average Fixed Price
2014	2,382	$90.20
2015	39,411	$88.90
2016	36,658	$86.00

Natural gas fixed price swaps	Volumes (MMBtu)	Weighted Average Fixed Price
2014	461,571	$4.09
2015	800,573	$4.25
2016	629,301	$4.37

NGL fixed price swaps	Volumes (Bbls)	Weighted Average Fixed Price
2014	341,868	$54.96
2015	84,793	$75.18

By using derivative instruments to mitigate exposures to changes in commodity prices, the Partnership exposes itself to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. The Partnership nets derivative assets and liabilities for counterparties where it has a legal right of offset. Such credit risk is mitigated by the fact that the Partnership's derivatives counterparties are major financial institutions with investment grade credit ratings, some of which are lenders under the Partnership's credit facility.  In addition, the Partnership routinely monitors the creditworthiness of its counterparties.

The following table summarizes our derivative contracts on a gross basis, the effects of netting assets and liabilities for which the right of offset exists (in thousands):

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

June 30, 2014	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset	Net Amounts Presented
Assets:
Commodity derivatives - current assets	$18,154	$(18,103)	$51
Commodity derivatives - long-term assets	9,652	(9,353)	299
Total	$27,806	$(27,456)	$350

Liabilities:
Commodity derivatives - current liabilities	$21,238	$(18,103)	$3,135
Commodity derivatives - long-term liabilities	10,098	(9,353)	745
Total	$31,336	$(27,456)	$3,880

December 31, 2013	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset	Net Amounts Presented
Assets:
Commodity derivatives - current assets	$1,342	$(1,212)	$130
Commodity derivatives - long-term assets	1,638	(978)	660
Total	$2,980	$(2,190)	$790

Liabilities:
Commodity derivatives - current liabilities	$4,379	$(1,212)	$3,167
Commodity derivatives - long-term liabilities	1,015	(978)	37
Total	$5,394	$(2,190)	$3,204

See Note 7 "Fair Value Measurements" for additional information on the fair value measurement of the Partnership's derivative contracts.

The following table presents (loss) gain on our derivative contracts as included in the accompanying unaudited statements of operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total (loss) gain on derivative contracts, net (1)	$(1,396)	$6,182	$(4,528)	$856
__________

(1)
Included in (loss) gain on derivative contracts for the three months ended June 30, 2014 and 2013 are net cash payments upon contract settlement of $1.0 million and $0.1 million, respectively. Included in (loss) gain on derivative contracts for the six months ended June 30, 2014 and 2013 are net cash payments upon contract settlement of $3.4 million and $0.3 million, respectively.

7.  Fair Value Measurements

We measure and report certain assets and liabilities at fair value and classify and disclose our fair value measurements based on the levels of the fair value hierarchy, as described below:

Level 1:     Measured based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership's assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Level 2 Fair Value Measurements

Derivative contracts. The fair values of our commodity collars, put options and fixed price swaps are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors and discount rates, or can be corroborated from active markets. The Partnership estimates the fair values of the swaps based on published forward commodity price curves for the underlying commodities as of the date of the estimate for those commodities for which published forward pricing is readily available. For those commodity derivatives for which forward commodity price curves are not readily available, the Partnership estimates, with the assistance of third-party pricing experts, the forward curves as of the date of the estimate. The Partnership validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming, where applicable, that those securities trade in active markets. The Partnership estimates the option value of puts and calls combined into hedges, market prices, contract parameters and discount rates based on published LIBOR rates.

Level 3 Fair Value Measurements

Derivative contracts. The fair values of our natural gas and NGL put options and NGL fixed price swaps at December 31, 2013 were based upon quotes obtained from counterparties to the derivative contracts. These values were reviewed internally for reasonableness. The significant unobservable inputs used in the fair value measurement of our natural gas and NGL put options and NGL fixed price swaps were the estimated probability of exercise and the estimate of NGL futures prices. Significant increases (decreases) in the probability of exercise and NGL futures prices could result in a significantly higher (lower) fair value measurement.

The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis (in thousands):

June 30, 2014	Fair Value Measurements
Description	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Oil and natural gas collars	$—	$(671)	$—	$(671)
Oil, natural gas and NGL put options	—	230	—	230
Oil, natural gas and NGL fixed price swaps	—	(3,089)	—	(3,089)
Total	$—	$(3,530)	$—	$(3,530)

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

December 31, 2013	Fair Value Measurements
Description	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Oil collars	$—	$(57)	$—	$(57)
Natural gas collars	—	—	(9)	(9)
Oil put options	—	28	—	28
Natural gas and NGL put options	—	—	403	403
Oil and natural gas fixed price swaps	—	132	—	132
NGL fixed price swaps	—	—	(2,911)	(2,911)
Total	$—	$103	$(2,517)	$(2,414)

The following table sets forth a reconciliation of our derivative contracts measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$(2,843)	$(2,854)	$(2,517)	$(112)
Gains (losses)	—	4,812	(2,432)	1,755
Transfers out (1)	2,843	—	2,843	—
Cash (paid) received upon settlement	—	(92)	2,106	223
Ending balance	$—	$1,866	$—	$1,866
Unrealized gains included in earnings relating to derivatives held at period end	$—	$4,720	$—	$1,978
__________

(1)
Fair values related to the Company’s natural gas collars, natural gas and NGL put options and NGL fixed price swaps were transferred from Level 3 to Level 2 in the second quarter of 2014 due to enhancements to the Company’s internal valuation process, including the use of observable inputs to assess the fair value. During the three and six months ended June 30, 2013, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements. The Company’s policy is to recognize transfers in and/or out of fair value hierarchy levels as of the beginning of the quarterly reporting period in which the event or change in circumstances causing the transfer occurred.

See Note 6 "Derivative Contracts" for additional discussion of our derivative contracts.

Fair Value of Financial Instruments

Credit Facility. The carrying amount of the credit facility of $85.0 million and $78.5 million as of June 30, 2014 and December 31, 2013, respectively, approximates fair value because the Partnership's current borrowing rate does not materially differ from market rates for similar bank borrowings.

Notes Payable. The carrying value of our notes payable of $21.3 million and $2.2 million at June 30, 2014 and December 31, 2013 approximated fair value based on rates applicable to similar instruments.

The credit facility and notes payable are classified as a Level 2 item within the fair value hierarchy.

Fair Value on a Non-Recurring Basis

The Partnership performs valuations on a non-recurring basis primarily as it relates to the consideration, assets acquired, and liabilities assumed related to acquisitions. See Note 2 "Acquisitions" for discussion of these valuations.

8.  Goodwill and Intangible Assets

Goodwill
Goodwill represents the estimated future economic benefits arising from other assets acquired in business combinations that could not be individually identified and separately recognized. See Note 2 "Acquisitions" for discussion of our business acquisitions. Such goodwill is not deductible for tax purposes. Goodwill has been allocated to the oilfield services segment. A reconciliation of the aggregate carry amount of goodwill for the period from December 31, 2013 to June 30, 2014 is as follows (in thousands):

Goodwill at December 31, 2013	$23,974
Additions:
Services Acquisition	11,664
MCCS Acquisition	4,060
Goodwill at June 30, 2014	$39,698

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Intangible Assets

Intangible assets were identified in the acquisitions during 2013 and 2014. See Note 2 "Acquisitions" for discussion of our business acquisitions. Intangible assets are amortized over the expected cash flow period for customer relationships and over the agreement period for the non-compete agreements. Amortization expense for the three and six months ended June 30, 2014 was $3.1 million and $6.2 million, respectively. The Partnership's intangible assets at June 30, 2014 and December 31, 2013 consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Customer relationships - MCE Acquisition	$36,772	$36,772
Customer relationships - Services Acquisition	64,200	—
Non-compete agreements - Services Acquisition	4,500	—
Customer relationships - MCCS Acquisition	1,700	—
Total intangible assets	107,172	36,772
Less: accumulated amortization	7,946	1,763
Intangible assets, net	$99,226	$35,009

9.  Equity
Common Units
Issuance for Acquisitions. In January and June 2014, we issued 488,667, 33,646, and 1,411,777 of common units to satisfy the equity portion of the consideration paid in the CEU Acquisition, the MCCS Acquisition, and the Services Acquisition, respectively. See Note 2 "Acquisitions" for additional discussion of these transactions.
Equity Offering. On April 29, 2014, we completed a public offering of 3,450,000 of our common units at a price of $23.25 per unit. We received net proceeds of approximately $76.2 million from this offering, after deducting underwriting discounts of $3.6 million and offering costs of $0.3 million. We used $5.0 million of the net proceeds from this offering to repay indebtedness outstanding under our credit facility with the remaining proceeds used to fund the cash portion of the Services Acquisition and related acquisition costs and for general corporate purposes.
Distributions
Distributions are declared and distributed within 45 days following the end of each quarter. The Partnership has declared quarterly distributions per unit to unitholders of record, including holders of common, subordinated and general partner units during the three and six months ended June 30, 2014 and 2013, as shown in the following table (in thousands):

Distributions	Common Units	Subordinated Units	General Partner Units	Total
2014
First Quarter (1)	$4,681	$1,268	$89	$6,038
Second Quarter (2)	$7,852	$1,279	$90	$9,221

2013
Second Quarter (3)	$1,857	$604	$43	$2,504
__________
(1)    Reflects quarterly distributions of $0.575 per unit paid in the first quarter of 2014.
(2)    Reflects quarterly distributions of $0.58 per unit paid in the second quarter of 2014.
(3)    Prorated to reflect 47 days of the quarterly cash distribution of $0.525 per unit paid in the second quarter of 2013.

Pursuant to our Partnership Agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more earnings proportionately being allocated to the general partner than to the holders of common units and subordinated units. No such incentive distributions were made to our

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

general partner as quarterly distributions declared by the board of directors for the first and second quarters of 2014 and 2013 did not exceed the specified targets.

See Note 15 "Subsequent Events" for discussion of distribution declared in July 2014.
Noncontrolling Interest
As part of the MCE Acquisition, certain owners of MCE retained Class B Units in MCE LP. The MCE, LP partnership agreement provides that the Class B Units have the right to receive an increasing percentage (15%, 25% and 50%) of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved based on results of MCES and MCCS. As these Class B Units are not held by the Partnership, they are presented as noncontrolling interest in the accompanying unaudited condensed consolidated financial statements. Any distribution to the Class B Units will be recognized in the period earned and recorded as a reduction to net income attributable to the Partnership.
As a result of the MCCS Acquisition, the specified target distribution levels for the allocations of MCE's available cash from operating surplus between the Class A unitholders and the Class B unitholders was adjusted for the capital contribution by the Partnership as provided for in the amended and restated MCE partnership agreement. The following table illustrates the allocations of MCE's available cash from operating surplus between the Class A unitholders and the Class B unitholders based on the specified target distribution levels, as adjusted based on the MCCS Acquisition.

				Marginal Percentage Interest in Distributions
	Total Quarterly Distributions per MCE Unit			MCE Class A Unitholders (the Partnership)	MCE Class B Unitholders
Minimum Quarterly Distribution	$16,116			100%	—%
First Target Distribution	$18,533	to	$20,144	85%	15%
Second Target Distribution	$20,145	to	$24,173	75%	25%
Third Target Distribution and Thereafter	$24,174	and above		50%	50%
Based on MCE's distribution amounts for 2014, the MCE Class B unitholders were not entitled to distributions during the six months ended June 30, 2014.
Equity Compensation

     We may grant awards of the Partnership's common units to employees. Such awards are valued based upon the market value of common units on the date of grant and expensed over the relevant vesting period to the extent the awards contain a service requirement. If there is no service requirement, the awards are expensed at the time of grant. For the three and six months ended June 30, 2014, the Partnership recorded equity-based compensation expense of $0.4 million and $0.6 million, respectively. For the six months ended June 30, 2013, the Partnership recorded equity-based compensation expense of $7.7 million. Additionally, the Partnership had $0.4 million of allocated equity-based compensation from New Source Energy during the six months ended June 30, 2013. There was no equity-based compensation expense for the three months ended June 30, 2013.

Phantom Units. In conjunction with the Services Acquisition, the Partnership granted 432,038 phantom units, which represent the right to receive common units or cash equal to the value of the associated common units, to employees of EFS and RPS under the Partnership's Fair Market Value Purchase Plan. The phantom units vest over a period not to exceed 2 years. If a phantom unit is forfeited, the associated common units are released from escrow to the former owners of EFS and RPS. Except as otherwise provided in the Phantom Unit Agreement, phantom units subject to forfeiture restrictions may be forfeited upon termination of employment prior to the end of the vesting period. Although ownership of common units related to the vesting of such phantom units does not transfer to the holder until the phantom units vest, the recipients have distribution equivalent rights on these phantom units from the date of grant.

Although the phantom unit grants may be settled in either common units or cash at the holder's election, the settlement of the phantom units upon vesting will be made from a transfer or sale of the associated common units that were issued to an escrow account in conjunction with the Services Acquisition. As a result, the 401,171 phantom units valued at $9.4 million with a service requirement were measured at fair market value of the Partnership’s common units on the grant date and are being expensed over the vesting period in accordance with accounting guidance for equity compensation. At June 30, 2014, approximately

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

$9.4 million of expense remains. The associated common units held in escrow are reflected as contra equity on the accompanying unaudited condensed consolidated balance sheet at June 30, 2014.

10. Earnings per Unit

The Partnership’s net income is allocated to the common, subordinated and general partner unitholders, in accordance with their respective ownership percentages, and when applicable, giving effect to unvested units granted under the Partnership’s Long-Term Incentive Plan ("LTIP") and incentive distributions allocable to the general partner. The allocation of undistributed earnings, or net income in excess of distributions, to the incentive distribution rights is limited to available cash (as defined by the partnership agreement) for the period. Basic and diluted net income per unit is calculated by dividing net income by the weighted average number of units outstanding during the period. Any common units issued during the period are included on a weighted average basis for the days in which they were outstanding. The Partnership had no potential common units outstanding as of June 30, 2014 or 2013. Therefore, basic and diluted earnings per unit are the same.

Basic and diluted earnings per unit for the three and six months ended June 30, 2014 and 2013 were computed as follows (in thousands, except per unit amounts):

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Common Units	Subordinated Units	General Partner	Common Units	Subordinated Units	General Partner
Net income	$1,334	$235	$17	$97	$(40)	$(3)
Weighted average units outstanding	12,529	2,205	155	11,232	2,205	155
Basic and diluted income (loss) per unit	$0.11	$0.11	$0.11	$0.01	$(0.02)	$(0.02)

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Common Units	Subordinated Units	General Partner	Common Units	Subordinated Units	General Partner
Net income (1)	$6,045	$1,968	$138	$1,397	$49	$5
Weighted average units outstanding	6,774	2,205	155	6,285	2,205	154
Basic and diluted income per unit	$0.89	$0.89	$0.89	$0.22	$0.02	$0.03

__________

(1)	Reflects net income from February 13, 2013 through June 30, 2013 for the six months ended June 30, 2013.

11. Related Party Transactions

Ownership. The Partnership is controlled by the Partnership's general partner, which is owned 69.4% by Kristian Kos, the President and Chief Executive Officer of our general partner, and 25.0% by the Chairman and Senior Geologist of our general partner, David J. Chernicky. Mr. Kos beneficially owns approximately 5.3% of the Partnership's outstanding common units, including common units awarded under the Partnership's long-term incentive plan, and units owned through Deylau, LLC, an entity he controls. Mr. Chernicky beneficially owns approximately 17.2% of the Partnership's outstanding common units, including common units awarded under the Partnership's long-term incentive plan, and units owned through New Source Energy and Scintilla, entities that he controls. In addition, Mr. Chernicky beneficially owns 100% of the 2,205,000 subordinated units through his control of New Source Energy. Mr. Chernicky owns all of the membership interests in New Dominion, which operates all of the Partnership's oil and natural gas properties.

New Dominion. New Dominion is an exploration and production operator, which is wholly owned by Mr. Chernicky. Pursuant to various development agreements with the Partnership, New Dominion is currently contracted to operate the Partnership’s existing wells. New Dominion has historically performed this service for New Source Energy. In addition to the various development agreements, the Partnership, along with other working interest owners, is a party to an agreement with New

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Dominion in which we reimburse New Dominion for our proportionate share of costs incurred to construct a gas gathering system. In return, we own a portion of such gas gathering system, which facilitates the transportation of our production in the Greater Golden Lane field to the gas processing plant.

New Dominion acquires leasehold acreage on behalf of the Partnership for which the Partnership is obligated to pay in varying amounts according to agreements applicable to particular areas of mutual interest. The leasehold cost for which the Partnership is obligated was approximately $0.3 million as of June 30, 2014 and $0.4 million as of December 31, 2013, all of which is classified as a long-term liability in the accompanying unaudited condensed consolidated balance sheets. The Partnership classifies these amounts as current or long-term liabilities based on the estimated dates of future development of the leasehold, which is customarily when New Dominion invoices the Partnership for these costs.

Under agreements with New Dominion, the Partnership incurred charges as follows for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Producing overhead charges	$454	$86	$829	$256
Drilling and completion overhead charges	39	97	48	114
Saltwater disposal fees	443	94	858	173
Total expenses incurred	$936	$277	$1,735	$543

At June 30, 2014 and December 31, 2013, $3.4 million and $1.3 million, respectively, were due to New Dominion for charges and fees under operating agreements and included in accounts payable - related party in the accompanying unaudited condensed consolidated balance sheets.

New Source Energy. Under an agreement by and among New Source Energy, the Partnership and our general partner, New Source Energy provided administrative services for the Partnership from February 13, 2013 through December 31, 2013. For the three and six months ended June 30, 2013, fees paid for such services were $0.7 million and $1.0 million, respectively, and were included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

New Source Energy GP, LLC. Effective January 1, 2014, our general partner began billing us for general and administrative expenses related to payroll, employee benefits and employee reimbursements. For the three and six months ended June 30, 2014, amounts paid to our general partner for such reimbursements were $0.3 million and $0.6 million, respectively, and were included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Additionally, we received approximately $1.5 million and paid approximately $1.2 million to our general partner during the six months ended June 30, 2014 for operational cash advances. At June 30, 2014 and December 31, 2013, $0.7 million and $0.4 million, respectively, were due to our general partner for reimbursement and included in accounts payable - related party in the accompanying unaudited condensed consolidated balance sheets.

Acquisitions. As described in Note 2 "Acquisitions," we acquired oil and natural gas properties, MCE and MCCS from related parties. As these acquisitions were with related parties, the transactions were subject to approval by the board of directors of the Partnership's general partner, based on the approval and recommendation of its conflicts committee.

As discussed in Note 2 "Acquisitions," Mr. Kos was a 36% owner of MCE prior to the MCE Acquisition. Additionally, Dikran Tourian, President-Oilfield Services Division and member of our general partner's board of directors, was a 36% owner of MCE prior to the MCE Acquisition. In conjunction with the MCE Acquisition, Mr. Kos and Mr. Tourian received Class B units that are entitled to incentive distributions as discussed in Note 9 "Equity" as well as contingent consideration as discussed in Note 3 "Contingent Consideration."

On June 26, 2014, we exercised our option to acquire MCCS, which was owned by Mr. Kos and Mr. Tourian. See Note 2 "Acquisitions" for discussion of this acquisition and Note 3 "Contingent Consideration" for discussion of the MCCS Contingent Consideration.

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Transactions with Chief Financial Officer. The Partnership engaged Finley & Cook, PLLC ("Finley & Cook") to provide various accounting services on our behalf during the three and six months ended June 30, 2014. Richard Finley, the Chief Financial Officer of our general partner, is an equity member of Finley & Cook, holding a 31.5% ownership interest. The Partnership paid Finley & Cook approximately $0.2 million and $0.3 million in fees for the three and six months ended June 30, 2014, respectively. New Source Energy engaged Finley & Cook to provide various accounting services on our behalf during the year ended December 31, 2013. Fees for such accounting services were included in the amounts paid to New Source Energy, as discussed above.

12.  Asset Retirement Obligations

A reconciliation of the aggregate carry amounts of the asset retirement obligations for the period from December 31, 2013 to June 30, 2014 is as follows (in thousands):

Asset retirement obligation at December 31, 2013	$3,455
Liabilities incurred upon acquiring and drilling wells	222
Revision of previous estimates	(33)
Accretion	143
Asset retirement obligation at June 30, 2014	$3,787

13. Commitments and Contingencies

Commitments

The Partnership is a party to various agreements under which it has rights and obligations to participate in the acquisition and development of undeveloped properties held and to be acquired by Scintilla and New Dominion. These properties will be held by New Dominion for the benefit of the Partnership pending development of the properties. The Partnership is required by its underlying agreements with New Dominion to pay certain acreage fees to reimburse New Dominion for the cost of the acreage attributable to the Partnership’s working interest when invoiced by New Dominion. The Partnership recognizes an asset and corresponding liability as the acreage costs are incurred by New Dominion. See Note 11 "Related Party Transactions."  The agreements require us to contribute capital for drilling and completing new wells and related project costs based on our proportionate ownership of each particular new well. There are significant penalties for a party’s election not to participate in a proposed well within the geographical areas covered by the agreements. The agreements also require us to pay New Dominion our proportionate share of maintenance and operating costs of New Dominion’s saltwater disposal wells.

On February 13, 2013, in connection with the closing of our initial public offering, the Partnership entered into a development agreement (the "Development Agreement") with New Source Energy and New Dominion. Pursuant to the Development Agreement, during each of the fiscal years ending December 31, 2013 through December 31, 2016, the Partnership has agreed to maintain an average annual maintenance drilling budget of at least $8.2 million to drill certain of the Partnership’s proved undeveloped locations and maintain the Partnership’s producing wells. As of June 30, 2014, we had incurred $7.0 million towards the annual maintenance drilling budget.

See Note 3 "Contingent Consideration" for discussion of contingencies related to certain acquisitions.

Legal Matters

New Dominion is a defendant in a legal proceeding arising in the normal course of its business, which may impact the Partnership as described below.

In the case of Mattingly v. Equal Energy, LLC, New Dominion is a named defendant. In this case, the plaintiffs assert claims on behalf of a class of royalty owners in wells operated by New Dominion and others from which natural gas is sold by New Dominion to Scissortail Energy, LLC ("Scissortail"). The plaintiffs assert that royalties to the class should be paid based upon the price received by Scissortail for the natural gas and its components at the tailgate of the plant, rather than the price paid by Scissortail at the wellhead where the natural gas is purchased. The plaintiffs assert a variety of breach of contract and tort claims. The case was originally filed in the District Court of Creek County, Oklahoma and was removed by the defendants to the federal court but was remanded to state court on August 1, 2011. A hearing on the matter is scheduled for August 27, 2014.

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Any liability on the part of New Dominion, as operator, would be allocated to the working interest owners to pay their proportionate share such liability. While the outcome and impact on the Partnership of this proceeding cannot be predicted with certainty, management believes a loss of up to $250,000 may be reasonably possible. Due to the uncertainty, no reserve has been established for this matter.

The Partnership may be involved in other various routine legal proceedings incidental to its business from time to time. While the results of litigation and claims cannot be predicted with certainty, the Partnership believes the reasonably possible losses of such matters, individually and in the aggregate, are not material. Additionally, the Partnership believes the probable final outcome of such matters will not have a material adverse effect on the Partnership's consolidated financial position, results of operations, cash flow or liquidity.

14. Business Segment Information

The Partnership operates in two business segments: (i) exploration and production and (ii) oilfield services. These segments represent the Partnership’s two main business units, each offering different products and services. The exploration and production segment is engaged in the development and production of oil and natural gas properties. The oilfield services segment provides full service blowout prevention installation and pressure testing services, including certain ancillary equipment necessary to perform such services, as well as well testing and flowback services.

Management evaluates the performance of the Partnership’s business segments based on the excess of revenue over direct operating expenses or segment margin. Summarized financial information concerning the Partnership’s segments is shown in the following tables (in thousands):

	Exploration and Production	Oilfield Services (1)	Total
Three Months Ended June 30, 2014
Revenues	$16,718	$10,100	$26,818
Direct operating expenses	5,308	5,968	11,276
Segment margin	$11,410	$4,132	$15,542
General and administrative expenses	2,022	1,467	3,489
Depreciation, depletion, amortization and accretion	6,970	3,393	10,363
Income (loss) from operations	$2,418	$(728)	$1,690

Capital expenditures (2)	$7,709	$2,177	$9,886

Three Months Ended June 30, 2013
Revenues	$10,649	$—	$10,649
Direct operating expenses	3,313	—	3,313
Segment margin	$7,336	$—	$7,336
General and administrative expenses	1,246	—	1,246
Depreciation, depletion, amortization and accretion	3,634	—	3,634
Income from operations	$2,456	$—	$2,456

Capital expenditures (2)	$3,170	$—	$3,170
__________

(1)	The Partnership's oilfield services segment was established with the MCE Acquisition that occurred in November 2013. See Note 2 "Acquisitions" for discussion.

(2)	On an accrual basis and exclusive of acquisitions.

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Exploration and Production	Oilfield Services (1)	Total
Six Months Ended June 30, 2014
Revenues	$35,569	$18,676	$54,245
Direct operating expenses	10,690	10,534	21,224
Segment margin	$24,879	$8,142	$33,021
General and administrative expenses	5,866	3,184	9,050
Depreciation, depletion, amortization and accretion	12,857	6,853	19,710
Income (loss) from operations	$6,156	$(1,895)	$4,261

Capital expenditures (2)	$18,460	$2,991	$21,451
At June 30, 2014
Total assets	$199,387	$237,450	$436,837

Six Months Ended June 30, 2013
Revenues	$20,009	$—	$20,009
Direct operating expenses	6,713	—	6,713
Segment margin	$13,296	$—	$13,296
General and administrative expenses (3)	10,100	—	10,100
Depreciation, depletion, amortization and accretion	6,858	—	6,858
Loss from operations	$(3,662)	$—	$(3,662)

Capital expenditures (2)	$3,516	$—	$3,516
At December 31, 2013
Total assets	$181,440	$73,270	$254,710
__________

(1)	The Partnership's oilfield services segment was established with the MCE Acquisition that occurred in November 2013. See Note 2 "Acquisitions" for discussion.

(2)	On an accrual basis and exclusive of acquisitions.

(3)	Includes $7.7 million of compensation expense related to common units granted to consultants, officers, directors and employees in conjunction with our initial public offering.

15.  Subsequent Events

Distributions. On July 21, 2014, the Partnership declared quarterly distributions to unitholders of record, including holders of common, subordinated and general partner units for the three months ended June 30, 2014. The following distributions will be paid on August 15, 2014 to holders of record as of the close of business on August 1, 2014 (in thousands):

	Common Units	Subordinated Units	General Partner Units	Total
Distributions	$9,025	$1,290	$91	$10,406
__________

(1)	Distributions were not paid on 13,116 common units issued in conjunction with grants to certain employees made in the second quarter of 2014.

ITEM 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help investors understand the Partnership’s business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Partnership’s accompanying unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report, as well as the Partnership’s audited consolidated financial statements and the accompanying notes included in the 2013 Form 10-K. The Partnership’s discussion and analysis includes the following subjects:

•Overview;
•Results by Segment;
•Results of Operations;
•Liquidity and Capital Resources; and
•Critical Accounting Policies and Estimates.

The financial information with respect to the three and six months ended June 30, 2014 and 2013, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the unaudited condensed consolidated financial statements in accordance with GAAP. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control, including among other things, the risk factors discussed in "Item 1A. Risk Factors" of this Quarterly Report. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See "Cautionary Statements Regarding Forward-Looking Statements" in this Quarterly Report.

Overview

We are a vertically integrated independent energy partnership formed in October 2012. The Partnership is actively engaged in the development and production of onshore oil and natural gas properties that extend across conventional resource reservoirs in east-central Oklahoma. Our oil and natural gas properties consist of non-operated working interests primarily in the Misener-Hunton formation, or Hunton formation. In addition, the Partnership is engaged in oilfield services through its oilfield services subsidiaries. Our oilfield services business provides full service blowout prevention installation and pressure testing services, including certain ancillary equipment necessary to perform such services, throughout the Mid-Continent region and in South Texas and West Texas. In June 2014, we acquired oilfield services companies that specialize in providing well testing and flowback services to the oil and natural gas industry primarily in Oklahoma, Texas, Pennsylvania and Ohio.

Our business operates in two segments: (i) exploration and production and (ii) oilfield services. Our primary business objective is to generate stable cash flows, allowing us to make quarterly cash distributions to our unitholders and, over time, to increase those quarterly cash distributions.

Recent Developments

Shelf Registration Statement. On April 8, 2014, we filed a registration statement with the Securities and Exchange Commission ("SEC") which registered offerings of up to $500.0 million of any combination of common units and preferred units. Net proceeds, terms and pricing of each offering of securities issued under the shelf registration statement will be determined at the time of such offering. Our ability to utilize the shelf registration statement for the purpose of issuing, from time to time, any combination of common units or preferred units will depend upon, among other things, market conditions.

Equity Offering. On April 29, 2014, we completed a public offering of 3,450,000 common units at a price of $23.25 per unit. We received net proceeds of approximately $76.2 million from this offering, after deducting underwriting discounts of $3.6 million and offering costs of $0.3 million. We used $5.0 million of the net proceeds from this offering to repay indebtedness outstanding under our credit facility with the remaining proceeds used to fund the cash portion of the Services Acquisition, described below, related acquisition costs and for general corporate purposes.

Services Acquisition. On June 26, 2014, the Partnership acquired 100% of the outstanding membership interests in EFS and RPS for total consideration of approximately $108.3 million. The Services Acquisition helps to facilitate the Partnership's goals of becoming a more fully integrated oil and natural gas partnership.

Results by Segment
The Partnership operates in two business segments: (i) exploration and production and (ii) oilfield services. These segments represent the Partnership’s two main business units, each offering different products and services. The exploration and production segment is engaged in the development and production of oil and natural gas properties. The oilfield services segment provides full service blowout prevention installation and pressure testing services, including certain ancillary equipment necessary to perform such services, as well as well testing and flowback services.
Management relies on certain financial and operational metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include (i) revenues, (ii) operating expenses, (iii) segment margin, (iv) adjusted EBTIDA and (v) distributable cash flow.
To evaluate the performance of the Partnership’s business segments, management uses the excess of revenue over direct operating expenses or segment margin. Results of these measurements provide important information to management about the activity, profitability and contributions of the Partnership's business segments. The results of the Partnership's business segments for the three and six months ended June 30, 2014 and 2013 are discussed below.

Exploration and Production Segment
The Partnership generates a portion of its consolidated revenues and cash flow from the production and sale of oil, natural gas and NGLs. The exploration and production segment’s revenues, profitability and future growth depend substantially on prevailing prices for oil, natural gas and NGLs and on the Partnership's reserves. The primary factors affecting the financial results of our exploration and production segment are the prices we receive for our oil, natural gas and NGL production, the quantity of oil, natural gas and NGLs we produce and changes in the fair value of our commodity derivative contracts. Prices for oil, natural gas and NGLs fluctuate widely and are difficult to predict.

In order to reduce the Partnership’s exposure to price fluctuations, we enter into commodity derivative contracts for a portion of our anticipated future oil, natural gas, and NGL production as discussed in "Item 3. Quantitative and Qualitative Disclosures About Market Risk."

Set forth in the table below is financial, production and pricing information for our exploration and production segment for the three and six months ended June 30, 2014 and 2013. For periods prior to the completion of our initial public offering in February 2013, the data below reflects results attributable to the IPO Properties. For periods following the completion of our initial public offering, the data below reflects results attributable to the IPO Properties for the entire period, and properties subsequently acquired from the closing date of their respective acquisition forward.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Results (in thousands):
Oil sales	$4,402	$1,636	$8,348	$2,834
Natural gas sales	3,850	2,642	9,217	4,449
NGL sales	8,466	6,371	18,004	12,726
Total revenues	16,718	10,649	35,569	20,009
Production expenses	4,516	2,827	9,019	5,274
Production taxes	792	486	1,671	1,439
Total segment margin	11,410	7,336	24,879	13,296
General and administrative	2,022	1,246	5,866	10,100
Depreciation, depletion, amortization and accretion	6,970	3,634	12,857	6,858
Operating income (loss)	$2,418	$2,456	$6,156	$(3,662)

Production volumes:
Oil (Bbls)	43,625	18,059	84,306	31,134
Natural gas (Mcf)	927,828	658,792	1,916,044	1,199,897
NGLs (Bbls)	241,695	192,740	447,278	372,206
Total production volumes (Boe)(1)	439,958	320,598	850,925	603,323
Average daily production volumes (Boe)	4,835	3,523	4,701	3,333

Average price (excluding derivatives):
Oil (per Bbl)	$100.91	$90.59	$99.02	91.03
Natural gas (per Mcf)	$4.15	$4.01	$4.81	3.71
NGL (per Bbl)	$35.03	$33.05	$40.25	34.19
Total (per Boe)	$38.00	$33.22	$41.80	33.16

Average production costs (per Boe)(2)	$10.26	$8.82	$10.60	$8.74
__________

(1)	Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of oil.

(2)	Includes lease operating expense and workover expense.
Revenue
Revenues from our exploration and production segment were $16.7 million for the three months ended June 30, 2014, an increase of $6.1 million, or 57.0%, compared to the three months ended June 30, 2013. Revenues were $35.6 million for the six months ended June 30, 2014, an increase of $15.6 million, or 77.8%, compared to the six months ended June 30, 2013. The increase in revenues during the three and six months ended June 30, 2014 was primarily due to increased production from oil and natural gas properties acquired during 2013 and 2014. Production increased 119,360 Boe, or 37.2%, and 247,602 Boe, or 41.0%, in the three and six months ended June 30, 2014, respectively, from the same periods in 2013. Additionally, the increase in prices received on our production contributed to higher revenues in the three and six months ended June 30, 2014 compared to the same periods in 2013. The average price received on our combined production increased $4.78, or 14.4%, and $8.64, or 26.1%, in the three and six months ended June 30, 2014, respectively, from the same periods in 2013.
Operating Expenses
Production expenses. Production expense includes costs associated with exploration and production activities, including lease operating expense and treating costs. Production expenses increased $1.7 million, or 59.7%, for the three months ended June 30, 2014 from the three months ended June 30, 2013 and $3.7 million, or 71.0%, for the six months ended June 30, 2014 from the six months ended June 30, 2013. The increase in production expenses for the three and six months ended June 30, 2014 was partially due to increased production from oil and natural gas properties acquired during 2013 and 2014, a portion of which relates to acquisitions in the Southern Dome field, which produces more oil than properties in our other fields. Higher production costs were incurred on oil production compared to production costs on natural gas volumes. In addition, we incurred higher operator fees and costs on our production in 2014. As a result of these factors, production expense increased $1.44 per Boe and $1.86 per Boe for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. As a non-operating working interest owner, we are subject to costs and fees as incurred and determined by the operator. We monitor such costs and are working with our contact operator and other working interest owners to ensure costs are reasonable.
Production taxes. Production taxes increased $0.3 million, or 63.0%, and $0.2 million, or 16.1%, in the three and six months ended June 30, 2014, respectively, from the same periods in 2013. The increase in production taxes is due to the increase in volumes produced and prices received on our production in 2014 versus 2013. A portion of our wells benefit from certain tax credits relating to the drilling of horizontal wells. Due to these credits and the types of wells drilled, our production taxes will fluctuate from period to period in addition to variances from changes in production.
General and administrative. General and administrative expense increased $0.8 million, or 62.3%, for the three months ended June 30, 2014 from the same period in 2013. The increase is attributable, in part, to $1.3 million of acquisition-related costs associated with the Services Acquisition in June 2014. Also contributing to the increase in 2014 is additional corporate costs related to salary and benefits due to an increase in the number of corporate-level employees. These increases were partially offset by $0.7 million in fees paid in 2013 to New Source Energy for administrative services as there were no such fees paid in 2014 and a reduction attributable to the decrease in the MCE Contingent Consideration of $1.3 million during the three months ended June 30, 2014.
General and administrative expense decreased $4.2 million, or 41.9%, for the six months ended June 30, 2014 from the same period in 2013. The decrease is primarily the result of a decrease in equity-based compensation of $7.1 million and fees paid to New Source Energy for administrative services in 2013 and a reduction attributable to the decrease in the MCE Contingent Consideration of $0.9 million during the six months ended June 30, 2014 offset by an increase of $3.0 million for acquisition related costs and additional corporate costs related to salary and benefits due to an increase in the number of corporate-level employees in 2014.
Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion expense increased $3.3 million and $6.0 million for the three and six months ended June 30, 2014, respectively, from the comparable periods in 2013. The majority of the increase in depreciation, depletion and amortization is attributable to the increase in combined production during 2014.

Oilfield Services Segment
The financial results of our oilfield services segment depend primarily on demand and prices that can be charged for its services. The primary factors affecting the results of the oilfield services segment are the rates received and the amount of oilfield services provided. The Partnership's oilfield services segment was established with the MCE Acquisition that occurred in November 2013. See Note 2 "Acquisitions" for discussion. Management monitors the oilfield services segment by revenue achieved per the average number of all rigs drilling in the areas we operate.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Results (in thousands):
Oilfield service revenue	$10,100	$18,676
Cost of providing oilfield services	5,968	10,534
Total segment margin	4,132	8,142
General and administrative	1,467	3,184
Depreciation, depletion and amortization	3,393	6,853
Operating loss	$(728)	$(1,895)

Oilfield services statistic:
Average weekly rig count drilling in operational areas (1)	1,057	1,025
Revenue per average weekly rig count	$9,558	$9,096
__________

(1)	Calculated using quarterly average of Baker Hughes rig count for geographic areas we operate in for the three and six months ended June 30, 2014.

Revenue
Revenues from our oilfield services segment was $10.1 million and $18.7 million for the three and six months ended June 30, 2014, respectively. Oilfield services revenues fluctuate based on drilling activity in the areas in which we operate.
Operating Expenses
Costs of providing oilfield services. The cost of providing oilfield services was $6.0 million and $10.5 million for the three and six months ended June 30, 2014, respectively.
General and administrative. General and administrative expense of $1.5 million and $3.2 million for the three and six months ended June 30, 2014, respectively, represents the costs for ongoing operations in our expanding oilfield services segment.
Depreciation, depletion and amortization. Depreciation, depletion and amortization expense of $3.4 million and $6.9 million for the three and six months ended June 30, 2014, respectively, primarily represents the amortization of our intangible asset - customer list from the MCE Acquisition.
See “Results of Operations” below for a discussion of other income (expense).

Results of Operations

Refer to "Results by Segment" for discussion of our operating revenues and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per unit amounts)
Operating income (loss)	$1,690	$2,456	$4,261	$(3,662)
Other income (expense):
Interest expense	(1,015)	(487)	(1,984)	(2,566)
(Loss) gain on derivatives, net	(1,396)	6,182	(4,528)	856
Gain on investment in acquired business	2,298	—	2,298	—
Other income	9	—	7	—
Income (loss) before income taxes	1,586	8,151	54	(5,372)
Income tax benefit	—	—	—	12,126
Net income	$1,586	$8,151	$54	$6,754

Other Income/Expense
Interest expense. Interest expense increased $0.5 million, or 108.4%, for the three months ended June 30, 2014 from the three months ended June 30, 2013. The increase was due to higher average debt balances in 2014 compared to 2013, primarily as a result of additional borrowings under our credit facility as a result of acquisitions and corporate growth. Interest expense decreased $0.6 million or 22.7% for the six months ended June 30, 2014 from the six months ended June 30, 2013. The decrease was due to a write off of $1.4 million of loan fees associated with extinguishing debt in 2013. This decrease was partially offset by additional interest expense related to higher average debt balances in 2014 compared to 2013.
(Loss) gain on derivatives, net. The following table presents (loss) gain on our derivative contracts for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total (loss) gain on derivative contracts, net (1)	$(1,396)	$6,182	$(4,528)	$856
__________

(1)
Included in the (loss) gain on derivative contracts for the three months ended June 30, 2014 and 2013 are net cash payments upon contract settlement of $1.0 million and $0.1 million, respectively. Included in the (loss) gain on derivative contracts for the six months ended June 30, 2014 and 2013 are net cash payments upon contract settlement of $3.4 million and $0.3 million, respectively.

Our derivative contracts are not designated as accounting hedges and, as a result, gains or losses on commodity derivative contracts are recorded each quarter as a component of operating expenses. In general, cash is received on settlement of contracts due to lower oil, natural gas and NGL prices at the time of settlement compared to the contract price for our oil, natural gas and NGL price swaps, and cash is paid on settlement of contracts due to higher oil, natural gas and NGL prices at the time of settlement compared to the contract price for our oil, natural gas and NGL price swaps.
Gain on investment in acquired business. As discussed in Note 2 "Acquisitions," the Partnership initially recorded the 50% equity interest in MCCS acquired from Mr. Kos at his equity method carrying basis, which was $0.1 million as of June 26, 2014. The Partnership remeasured the 50% interest to determine the acquisition-date fair value and recognized a corresponding gain of $2.3 million on investment in acquired business.
Income taxes. Income tax benefit was $12.1 million for the six months ended June 30, 2013. The IPO Properties were owned by a tax paying entity in 2012 and incurred deferred income taxes based on the differences in book and tax basis of the properties at that date. Upon completion of our initial public offering, all of our properties were owned by a nontaxable entity, and at such time we recognized a tax benefit due to the change in tax status.

Non-GAAP Financial Measures

Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation, depletion and amortization, accretion expense, non-cash compensation expense, non-recurring advisory fees and acquisition costs, unrealized derivative gains and losses and non-recurring gains and losses.

Our management believes Adjusted EBITDA, a non-GAAP financial measure, is useful because it allows us to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods, book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

A reconciliation of Adjusted EBITDA to net income is provided below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013 (1)	2014	2013 (1)
Reconciliation of adjusted EBITDA to net income:	(in thousands)
Net income	$1,586	$8,151	$54	$6,754
Interest expense	1,015	487	1,984	2,566
Income tax benefit	—	—	—	(12,126)
Depreciation, depletion and amortization	10,289	3,577	19,567	6,772
Accretion expense	74	57	143	86
Non-cash compensation expense	386	—	644	7,738
Non-recurring advisory and acquisition fees	1,321	461	3,232	461
Gain on acquisition of business	(2,298)	—	(2,298)	—
Loss (gain) on derivative contracts, net	1,396	(6,182)	4,528	(856)
Cash paid on settlement of derivative contracts	(983)	(120)	(3,412)	(341)
Change in fair value of contingent consideration	(1,345)	—	(912)	—
Adjusted EBITDA	$11,441	$6,431	$23,530	$11,054
__________

(1) Reflects certain changes to align to current methodology for preparing Adjusted EBITDA.

A reconciliation of Adjusted EBITDA to net income (loss) for our exploration and production and oilfield services segments for the three and six months ended June 30, 2014 is provided below:

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
	E&P	OFS	E&P	OFS
Reconciliation of adjusted EBITDA to net income (loss):	(in thousands)
Net income (loss)	$2,431	$(845)	$2,180	$(2,126)
Interest expense	888	127	1,745	239
Depreciation, depletion and amortization	6,896	3,393	12,714	6,853
Accretion expense	74	—	143	—
Non-cash compensation expense	386	—	644	—
Non-recurring advisory and acquisition fees	1,104	217	3,015	217
Gain on acquisition of business	(2,298)	—	(2,298)	—
Loss on derivative contracts, net	1,396	—	4,528	—
Cash paid on settlement of derivative contracts	(983)	—	(3,412)	—
Change in fair value of contingent consideration	(1,345)	—	(912)	—
Adjusted EBITDA	$8,549	$2,892	$18,347	$5,183

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows generated by operating activities, borrowings under our credit facility and the issuance of equity securities in the capital markets. We may also issue debt securities as needed. To date, our primary use of capital has been for the acquisition and development of oil and natural gas properties and the acquisition of our oilfield services business through the MCE Acquisition and the Services Acquisition.

Distributions

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
Distributions are declared and distributed within 45 days following the end of each quarter. The Partnership has declared quarterly distributions per unit to unitholders of record, including holders of common, subordinated and general partner units during the three and six months ended June 30, 2014 and 2013, as shown in the following table (in thousands):

Distributions	Common Units	Subordinated Units	General Partner Units	Total
2014
First Quarter (1)	$4,681	$1,268	$89	$6,038
Second Quarter (2)	$7,852	$1,279	$90	$9,221

2013
Second Quarter (3)	$1,857	$604	$43	$2,504
__________
(1)    Reflects quarterly distributions of $0.575 per unit paid in the first quarter of 2014.
(2)    Reflects quarterly distributions of $0.58 per unit paid in the second quarter of 2014.
(3)    Prorated to reflect 47 days of the quarterly cash distribution of $0.525 per unit paid in the second quarter of 2013.

Capital Requirements

Because we distribute all of our available cash, we will not have those amounts available to reinvest in our business to increase our proved reserves and production, and as a result, we may not grow as quickly as other oil and natural gas entities or at all. We plan to reinvest a sufficient amount of our cash flow to fund our maintenance capital expenditures, and we plan to primarily use external financing sources, including borrowings under our credit facility and the issuance of debt and equity securities, rather than cash reserves established by our general partner, to fund our growth capital expenditures and any acquisitions. Because our proved reserves and production decline continually over time and because we own a limited amount of undeveloped properties, we may need to make acquisitions to sustain our level of distributions to unitholders over time.
Cash Flows
Net cash provided by operating activities was approximately $14.7 million and $2.7 million for the six months ended June 30, 2014 and 2013, respectively. The increase in the cash provided by operating activities is a result of the acquisitions that occurred throughout 2013 and in 2014, which increased the Partnership's overall oil and natural gas production and revenue from oilfield services.
Net cash used in investing activities was approximately $84.7 million and $12.2 million for the six months ended June 30, 2014 and 2013, respectively. The increase is primarily attributable to the Services Acquisition and the CEU Acquisition during 2014.

Net cash provided by financing activities was approximately $71.0 million and $10.3 million for the six months ended June 30, 2014 and 2013, respectively. Financing cash flows are primarily related to debt and equity financing of the property development and working capital. The increase in net cash provided by financing activities is primarily due to the equity offering in April 2014.
Working Capital
Working capital is the difference in current assets and current liabilities and is an indicator of liquidity and the potential need for short-term funding. The change in our working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, and maintenance capital expenditures. Our working (deficit) capital was $(36.7) million and $3.7 million at June 30, 2014 and December 31, 2013, respectively. The working deficit is primarily attributable to the contingent consideration from the MCE Acquisition and Services Acquisition and the factoring payable and notes payable assumed in the Services Acquisition. The MCE Contingent Consideration will be paid in the form of Partnership common units and the EFS/RPS Contingent Consideration will be paid in both cash and Partnership common units.

Capital Expenditures

Maintenance capital expenditures are capital expenditures that we expect to make on an ongoing basis to maintain our production and asset base (including our undeveloped leasehold acreage). The primary purpose of maintenance capital is to maintain the revenue generating capabilities of our assets at current levels over the long term. For the six months ended June 30, 2014, our maintenance capital expenditures were approximately $7.6 million.

Growth capital expenditures are capital expenditures that we expect to increase our production and the size of our asset base. The purpose of growth capital is primarily to acquire producing assets that will increase our distributions per unit and secondarily to increase the rate of development and production of our existing properties and increase the size and scope of our oilfield services business in a manner that is expected to be accretive to our unitholders. Growth capital expenditures on existing properties may include projects on our existing asset base, like horizontal re-entry programs that increase the rate of production and provide new areas of future reserve growth. We expect to primarily rely upon external financing sources, including borrowings under our credit facility and the issuance of debt and equity securities, rather than cash reserves established by our general partner, to fund growth capital expenditures and any acquisitions. We are party to other operating agreements pursuant to which the operator could decide to engage in capital spending that would require us to pay our share or suffer substantial penalties.

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

Credit Facility

Our credit facility is a four-year, senior secured credit facility. The amount we may borrow under the credit facility is limited to a borrowing base, which is primarily based on the value of our oil and natural gas properties and our commodity derivative contracts as determined semi-annually by our lenders at their sole discretion. Our borrowing base is subject to redetermination on a semi-annual basis based on an engineering report with respect to our estimated oil, natural gas, and NGL reserves, which will take into account the prevailing oil, natural gas, and NGL prices at such time, as adjusted for the impact of our derivative contracts.

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

Borrowings under the credit facility bear interest at a base rate (a rate equal to the highest of (a) the Federal Funds Rate plus 0.5%, (b) the Administrative Agent’s prime rate or (c) the London interbank Offered rate ("LIBOR") plus 1.0%) or LIBOR, in each case plus an applicable margin ranging from 1.50% to 2.25%, in the case of a base rate loan, or from 2.50% to 3.25%, in the case of a LIBOR loan (determined with reference to the borrowing base utilization). The unused portion of the borrowing base is subject to a commitment fee of 0.50% per annum. Interest and commitment fees are payable quarterly, or in the case of certain LIBOR loans at shorter intervals. The average annual interest rate paid on amounts outstanding under the credit facility during the three months ended June 30, 2014 and 2013 was 3.27% and 3.29%, respectively. The average annual interest rate paid on amounts outstanding under the credit facility during the six months ended June 30, 2014 and 2013 was 3.30% and 3.29%, respectively. At June 30, 2014 and December 31, 2013, the average annual interest rates on borrowings outstanding under the credit facility were 3.19% and 3.25%, respectively. At June 30, 2014, the borrowing base under the credit facility was $102.5 million with $17.5 million of available borrowing capacity and approximately $7.3 million available borrowing capacity before restriction on distribution occurs.

As of June 30, 2014, the credit facility contained financial covenants, including maintaining (i) a ratio of EBITDA (earnings before interest, depletion, depreciation and amortization, and income taxes) to interest expense of not less than 2.5 to 1.0; (ii) a ratio of total debt to EBITDA of not more than 3.5 to 1.0; and (iii) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0, in each case as more fully described in the credit agreement governing the credit facility. The financial covenants are calculated based on the results of the Partnership, excluding its subsidiaries. As of June 30, 2014, the Partnership was in compliance with all covenants under the credit facility.

Line of Credit

In February 2014, MCE entered into a loan agreement for a revolving line of credit of up to $4.0 million, based on a borrowing base of $4.0 million related to the oilfield services segment's accounts receivable. Interest only payments are due monthly with the line of credit maturing in February 2015. The line of credit replaced MCE's factoring payable agreement described below. Interest on the line of credit accrues at the Bank of Oklahoma Financial Corporation National Prime Rate, which was 4.0% at June 30, 2014. The line of credit is secured by accounts receivable, inventory, chattel paper and general intangibles of MCE. Based on the outstanding balance of $3.2 million, there was $0.8 million of available borrowing capacity at June 30, 2014.

As of June 30, 2014, the line of credit contained a covenant requiring a debt service coverage ratio, as defined in agreement, of not less than 1.25 to 1.0. As of June 30, 2014, MCE was in compliance with this covenant under the line of credit.

Notes Payable

The Partnership has $4.5 million in debt as of June 30, 2014 related to financing notes with various lending institutions for certain property and equipment through MCE. These notes range from 36-60 months in duration with maturity dates from May 2016 through April 2018 and carry variable interest rates ranging from 5.50% to 10.51%. All notes are associated with specific capital assets of MCE and are secured by such assets.

In conjunction with the Services Acquisition, the Partnership assumed the outstanding balances on term loans held by EFS. These term loans had a balance of $16.8 million as of June 30, 2014 and mature on June 26, 2015. The term loans have a variable interest rate based on the Bank 7 Base Rate minus 2.3%, which was 5.5% at June 30, 2014, with a minimum interest rate of 5.5%. The Partnership is required to maintain a reserve bank account of the lesser of $0.3 million or 100% of excess cash flow (as defined in the loan agreement). The Partnership has a balance of $1.0 million in the reserve account at June 30, 2014, which is shown as restricted cash on the accompanying unaudited condensed consolidated balance sheet. Payments of principal and interest are due in monthly installments. The term loans are collateralized by various assets of the parties to the agreement and guaranteed by MCE and former owners of EFS and RPS.

The EFS term loan agreement contains various covenants and restrictive provisions that, among other things, limit the ability of EFS and RPS to incur additional debt, guarantees or liens; consolidate, merge or transfer all or substantially all of its assets; make certain investments; and dispose of assets. Additionally, beginning October 1, 2014, EFS and RPS must comply with certain financial covenants, including maintaining (i) a fixed charge ratio of not less than 1.25 to 1.0 (ii) a leverage ratio of not greater than 1.5 to 1.0, and (iii) a working capital and cash balance of at least $4.0 million, in each case as more fully described in the loan agreement.

Factoring Payable

In conjunction with the Services Acquisition, the Partnership assumed the EFS and RPS factoring agreements. Under these factoring agreements, invoices to pre-approved customers are submitted to the bank and the Partnership receives 90% funding immediately, and 10% is held in a reserve account with the factoring company for each invoice that is factored. Factoring fees, calculated based on three month LIBOR plus 5% (subject to a monthly minimum), are deducted from collected receivables. These factoring fees, along with an annual fee, are included in interest expense in the statement of operations. If a receivable is not collected within 90 days, the receivable is repurchased by the Partnership out of either the Partnership's reserve fund or current advances. The outstanding balance of the factoring payable was $16.2 million as of June 30, 2014.

Equity Offering
On April 29, 2014, we completed a public offering of 3,450,000 of our common units at a price of $23.25 per unit. We received net proceeds of approximately $76.2 million from this offering, after deducting underwriting discounts of $3.6 million and offering costs of $0.3 million. We used $5.0 million of the net proceeds from this offering to repay indebtedness outstanding under our credit facility with the remaining proceeds used to fund the cash portion of the Services Acquisition and pay related acquisition costs and for general corporate purposes.
Contractual Obligations
From time to time, we enter into transactions that can give rise to significant contractual obligations. Since December 31, 2013, we have completed the CEU Acquisition, the Services Acquisition and the MCCS Acquisition. These acquisitions or transactions conducted in conjunction with these acquisitions resulted in the following contractual obligations as of June 30, 2014, which are in addition to the contractual obligations of the Partnership that were presented in the 2013 Form 10-K.

•	Notes payable. The principal amount of $16.8 million assumed in the Services Acquisition is due in June 2015.

•
Leases. EFS and RPS have leases, primarily for field offices, in place through September 2022. Amounts due under such leases are approximately $0.3 million for remainder of 2014, $0.4 million for 2015, $0.3 million for each of 2016 through 2018, and $0.8 million thereafter.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil and natural gas reserves, the fair value of assets and liabilities acquired in business combinations, valuation of derivatives, future cash flows from oil and natural gas properties, depreciation, depletion and amortization, asset retirement obligations and accrued revenues. Actual results could differ from these estimates.

Refer to Note 1 of the consolidated financial statements and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2013 Form 10-K for a description of the Partnership's critical accounting policies and estimates.

ITEM 3.         Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including volatility in commodity prices and interest rates.

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our oil, natural gas and NGL production. Due to the volatility of commodity prices, we periodically enter into derivative contracts to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations for a portion of our oil, natural gas and NGL production. While the use of derivative contracts limits our ability to benefit from increases in the prices of oil, natural gas and NGLs, it also reduces the Partnership’s potential exposure to adverse price movements. Our derivative contracts apply to only a portion of our expected production, provide only partial price protection against declines in market prices and limit our potential gains from future increases in market prices.

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

At June 30, 2014, the Partnership's derivative contracts consisted of collars, put options, and fixed price swaps, as described below:

Collars
The instrument contains a fixed floor price (long put option) and ceiling price (short call option), where the purchase price of the put option equals the sales price of the call option. At settlement, if the market price exceeds the ceiling price, the Partnership pays the difference between the market price and the ceiling price. If the market price is less than the fixed floor price, the Partnership receives the difference between the fixed floor price and the market price. If the market price is between the ceiling and the fixed floor price, no payments are due from either party.

Put options
The Partnership periodically buys put options. At the time of settlement, if market prices are below the fixed price of the put option, the Partnership is entitled to the difference between the put option and the fixed price.

Fixed price swaps	The Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

The following tables present our derivative instruments outstanding as of June 30, 2014:

Oil collars	Volumes (Bbls)	Floor Price	Ceiling Price
2014	46,788	$80.00	$103.50
2015	42,649	$80.00	$93.25

Natural gas collars	Volumes (MMBtu)	Floor Price	Ceiling Price
2014	676,776	$4.00	$4.41
2015	1,362,382	$4.00	$4.32

Oil put options	Volumes (Bbls)	Floor Price
2014	17,548	$80.00

Natural gas put options	Volumes (MMBtu)	Floor Price
2014	237,434	$3.50
2015	799,853	$3.50
2016	930,468	$3.50

NGL put options	Volumes (Bbls)	Average Floor Price
2014	17,506	$56.53

Oil fixed price swaps	Volumes (Bbls)	Weighted Average Fixed Price
2014	2,382	$90.20
2015	39,411	$88.90
2016	36,658	$86.00

Natural gas fixed price swaps	Volumes (MMBtu)	Weighted Average Fixed Price
2014	461,571	$4.09
2015	800,573	$4.25
2016	629,301	$4.37

NGL fixed price swaps	Volumes (Bbls)	Weighted Average Fixed Price
2014	341,868	$54.96
2015	84,793	$75.18

Our derivative contracts are based on WTI futures prices for oil, Henry Hub future prices for natural gas and Conway and Mont Belvieu future prices for NGLs. We are generally required to settle our commodity derivatives within five days of the end of the month.

As the Partnership has not designated any of its derivative contracts as hedges for accounting purposes, changes in fair values of our derivative contracts are recognized as gains and losses in current period earnings. As a result, our current period earnings may be significantly affected by changes in the fair value of our commodity derivative contracts. Changes in fair value are principally measured based on future prices as of period-end compared to the contract price.

The following table presents (loss) gain on our derivative contracts as included in the accompanying unaudited statements of operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total (loss) gain on derivative contracts, net (1)	$(1,396)	$6,182	$(4,528)	$856
__________

(1)
Included in the (loss) gain on derivative contracts for the three months ended June 30, 2014 and 2013 are net cash payments upon contract settlement of $(1.0) million and $(0.1) million, respectively. Included in the (loss) gain on derivative contracts for the six months ended June 30, 2014 and 2013 are net cash payments upon contract settlement of $3.4 million and $0.3 million, respectively.

See Note 6 "Derivatives" to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding our commodity derivatives.

Credit Risk

 All of our derivative transactions have been carried out in the over-the-counter market. The use of derivative transactions in over-the-counter markets involves the risk that the counterparties may be unable to meet the financial terms of the transactions. The counterparties for all of our derivative transactions have an "investment grade" credit rating. We monitor on an ongoing basis the credit ratings of our derivative counterparties and considers our counterparties’ credit default risk ratings in determining the fair value of our derivative contracts. Our derivative contracts are with multiple counterparties to minimize the exposure to any individual counterparty. A default by the Partnership under its credit facility constitutes a default under its derivative contracts with counterparties that are lenders under the credit facility. We do not require collateral or other security from counterparties to support derivative instruments. We have master netting agreements with all of our derivative contract counterparties, which allows us to net our derivative assets and liabilities with the same counterparty. As a result of the netting provisions, the Partnership’s maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts. The Partnership’s loss is further limited as any amounts due from a defaulting counterparty that is a lender under the credit facility can be offset against amounts owed, if any, to such counterparty under the credit facility. As of June 30, 2014, the majority of our open derivative contracts are with counterparties that share in the collateral supporting the credit facility. As a result, we are not required to post additional collateral under its derivative contracts.

Interest Rate Risk

At June 30, 2014, the Partnership had debt outstanding under its credit facility of $85.0 million. The average annual interest rate incurred by the Partnership under its credit facility for the three and six months ended June 30, 2014 was 3.27% and 3.30%. A 1% increase in LIBOR on the Partnership outstanding debt under its credit facility as of June 30, 2014 would result in an estimated $0.9 million increase in annual interest expense.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our audit committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014 at the reasonable assurance level due to the material weaknesses in internal control over financial reporting we identified in connection with preparing the 2013 Form 10-K and this Quarterly Report. The material weaknesses we identified, as disclosed in the 2013 Form 10-K and herein, relate to our inability to prepare accurate financial statements, resulting from a lack of reconciliations, a lack of detailed review, an inaccurate revenue cutoff on an acquired business and insufficient resources, and the lack of a sufficient number of qualified personnel to timely and appropriately account for and disclose the impact of complex, non-routine transactions in accordance with GAAP. These non-routine transactions impacted the recording of equity-based compensation, cash flow presentations, revenue, business combination adjustments and disclosures and calculation of earnings (loss) per unit. The material weaknesses resulted in the recording of adjustments identified by our independent registered public accounting firm to our financial statements for the periods ended December 31, 2013 and June 30, 2014. Notwithstanding the existence of the material weaknesses, management has concluded that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management's Remediation Activities

With the oversight of senior management and our audit committee, we are taking steps intended to address the underlying causes of the material weaknesses, primarily through the hiring of more employees and engaging outside consulting firms with technical accounting and financial reporting experience and the implementation and validation of improved accounting and financial reporting procedures.

As of June 30, 2014, we have not yet been able to remediate these material weaknesses. However, we have hired additional personnel with experience in technical accounting research and financial reporting. Additionally, we are in the process of making enhancements to our accounting and reporting processes. We do not know the specific timeframe needed to remediate all of the control deficiencies underlying these material weaknesses. In addition, we may need to incur incremental costs associated with this remediation, primarily due to employee recruitment and retention and engagement with third-party consulting firms, and the implementation and validation of improved accounting and financial reporting procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weaknesses.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2014, we completed the acquisition of EFS and RPS. As a result, we are modifying our internal control processes and procedures to incorporate these entities. The acquisition of EFS and RPS resulted in additional locations responsible for accounting and reporting functions. As a result, we are modifying our internal control processes and procedures to incorporate these entities. There were no additional material changes in our internal control over financial reporting during our most recent fiscal quarter.

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

PART II – Other Information

ITEM 1.         Legal Proceedings

From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business. Like other oil and natural gas producers and marketers, our operations are subject to extensive and rapidly changing federal and state environmental, health and safety and other laws and regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities.

Refer to Note 13 "Commitments and Contingencies" of the condensed consolidated financial statements of this Quarterly Report for a discussion of legal proceedings.

We are not a party to any other material pending or overtly threatened legal or governmental proceedings, other than proceedings and claims that arise in the ordinary course and are incidental to our business.

ITEM 1A.     Risk Factors

The risk factor below updates the Partnership's risk factors discussed in Item 1A - Risk Factors in the Partnership's 2013 Form 10-K.

Recent listing of the lesser prairie chicken as a threatened species under the federal Endangered Species Act may serve to increase costs of operations, which could result in less cash available for distribution to our unitholders, or restrict or delay drilling activities, which could reduce the amount of oilfield services we may provide.
The federal Endangered Species Act ("ESA") and analogous state laws regulate activities that could have an adverse effect on threatened and endangered species. Operations in areas where threatened or endangered species or their habitat are known to exist may result in increased costs to implement mitigation or protective measures and also may restrict or preclude drilling activities in those areas or during certain seasons, such as breeding and nesting seasons. On March 27, 2014, the U.S. Fish and Wildlife Service ("FWS") announced the listing of the lesser prairie chicken, whose habitat is over a five-state region, including Texas and Oklahoma, where operations in which we hold non-operating interests, as a threatened species under the ESA. Listing of the lesser prairie chicken as threatened imposes restrictions on disturbances to critical habitat by landowners and drilling companies that would harass, harm or otherwise result in a "taking" of this species. However, the FWS also announced a final rule that will limit regulatory impacts on landowners and businesses from the listing if those landowners and businesses have entered into certain range-wide conservation planning agreements, such as those developed by the Western Association of Fish and Wildlife Agencies ("WAFWA"), pursuant to which such parties agreed to take steps to protect the lesser prairie chicken’s habitat and to pay a mitigation fee if its actions harm the lesser prairie chicken’s habitat. The listing of the lesser prairie chicken as a threatened species or, alternatively, entry into certain range-wide conservation planning agreements such as WAFWA, could result in increased operating costs from species protection measures, time delays or limitations on the drilling program’s activities, which costs, delays or limitations could have a material adverse effect on our financial condition and results of operations.
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On June 26, 2014, as partial consideration for the MCCS Acquisition, the Partnership issued 33,646 common units to the owners of MCCS valued at approximately $0.8 million, based on a value of $23.45 per unit (closing price on the date of the acquisition). The units were issued by the Partnership in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The owners of MCCS are entitled to receive additional common units in the second quarter of 2015 based on a specified multiple of the annualized EBITDA of MCCS for the trailing nine month period ending March 31, 2015, less certain adjustments, subject to a $4.5 million cap. See Note 2 "Acquisitions" for discussion of this acquisition and Note 3 "Contingent Consideration" for discussion of contingent consideration.

ITEM 6.          Exhibits

See the Exhibit Index accompanying this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, State of Oklahoma, on August 14, 2014.

New Source Energy Partners L.P.

By: New Source Energy GP, LLC, its general partner

/s/ Richard D. Finley
By:	Richard D. Finley
Title:	Chief Financial Officer and Treasurer

EXHIBIT INDEX

		Incorporation by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Contribution Agreement between J. Mark Snodgrass, Brian N. Austin, Rod's Holdings, LLC Erick's Holdings, LLC, and New Source Energy Partners L.P.	8-K	001-35809	2.1	7/1/2014
3.1	Certificate of Limited Partnership of New Source Energy Partners L.P.	S-1	333-185754	3.1	1/11/2013
3.2	First Amended and Restated Agreement of Limited Partnership of New Source Energy Partners L.P.	8-K	001-35809	3.1	2/15/2013
3.3	First Amendment to the First Amended and Restated Agreement of Limited Partnership of New Source Energy Partners L.P.	8-K	001-35809	3.1	11/18/2013
3.4	Certificate of Formation of New Source Energy GP, LLC	S-1	333-185754	3.4	1/11/2013
3.5	Amended and Restated Limited Liability Company Agreement of New Source Energy GP, LLC	8-K	001-35809	3.2	2/15/2013
3.6	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of New Source Energy GP, LLC	8-K	001-35809	3.1	3/20/2013
10.1	First Amended and Restated Loan and Security Agreement, dated June 26, 2014, by and between Erick Flowback Services, LLC, Rod's Production Services, L.L.C., Mark Snodgrass, Brian Austin, MCE, LP and Bank 7	8-K	001-35809	10.1	7/1/2014
10.2	New Source Energy Partners L.P. Fair Market Value Purchase Plan	8-K	001-35809	10.2	7/1/2014
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934					*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934					*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
101.INS(a)	XBRL Instance Document					*
101.SCH(a)	XBRL Schema Document					*
101.CAL(a)	XBRL Calculation Linkbase Document					*
101.DEF(a)	XBRL Definition Linkbase Document					*
101.LAB(a)	XBRL Labels Linkbase Document					*
101.PRE(a)	XBRL Presentation Linkbase Document					*