Form 10-Q
period 2014-09-30
New Source Energy Partners L.P.
filed 2014-11-14
CIK 1560443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 3, 2014, the registrant had 16,160,381 common units, 2,205,000 subordinated units and 155,102 general partner units outstanding.

NEW SOURCE ENERGY PARTNERS L.P.
Form 10-Q
Quarter Ended September 30, 2014

CERTAIN DEFINED TERMS

As used in this Quarterly Report on Form 10-Q, unless otherwise indicated, the following terms have the following meanings:

•	"general partner" refers to New Source Energy GP, LLC, our general partner;

•
"IPO Properties" refers to the properties, producing wells, and related oil and natural gas interests that were contributed to us by New Source Energy Corporation in connection with our initial public offering;

•	"MCE" or "MCE Entities" refers collectively to MCE, LP and MCE GP, LLC;

•	"New Dominion" refers to New Dominion, LLC, the entity that serves as our contract operator and provides certain operational services to us;

•	"NSEC" refers to New Source Energy Corporation, an independent energy company engaged in the development and production of onshore oil and liquids-rich natural gas projects in the United States;

•	"NGL" refers to natural gas liquids;

•	"our management," "our employees," or similar terms refer to the management and personnel of our general partner who perform managerial and administrative services on our behalf;

•	"Partnership," "we," "our," "us," and like terms refer collectively to New Source Energy Partners L.P. and its subsidiaries; and

•	"Scintilla" refers to Scintilla, LLC, the entity from which NSEC acquired substantially all of its assets in August 2011.

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

PART I: Financial Information
ITEM 1. Financial Statements
New Source Energy Partners L.P.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	December 31, 2013
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash	$5,696	$7,291
Restricted cash	25	—
Accounts receivable	40,492	12,609
Other current assets	7,867	1,114
Total current assets	54,080	21,014

Oil and natural gas properties, at cost using full cost method of accounting:
Proved oil and natural gas properties	329,864	291,829
Less: Accumulated depreciation, depletion, and amortization	(148,427)	(128,961)
Total oil and natural gas properties, net	181,437	162,868
Property and equipment, net	63,281	8,166
Intangible assets, net	89,813	35,009
Goodwill	43,534	23,974
Other assets	2,379	3,679
Total assets	$434,524	$254,710

LIABILITIES AND UNITHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,636	$3,267
Accounts payable-related parties	5,103	8,221
Factoring payable	15,526	1,907
Contingent consideration payable	36,854	—
Derivative contracts	608	3,167
Current portion of long-term debt	21,132	719
Total current liabilities	91,859	17,281
Long-term debt	96,301	80,014
Contingent consideration payable to related parties	—	6,320
Asset retirement obligations	3,877	3,455
Other liabilities	396	387
Total liabilities	192,433	107,457
Commitments and contingencies (Note 14)
Unitholders' equity:
Common units (15,440,381 units issued and outstanding at September 30, 2014 and 9,599,578 units issued and outstanding at December 31, 2013)	257,876	151,773
Common units held in escrow	(8,227)	—
Subordinated units (2,205,000 units issued and outstanding at September 30, 2014 and December 31, 2013)	(21,582)	(17,334)
General partner's units (155,102 units issued and outstanding at September 30, 2014 and December 31, 2013)	(1,473)	(1,174)
Total New Source Energy Partners L.P. unitholders' equity	226,594	133,265
Noncontrolling interest	15,497	13,988
Total unitholders' equity	242,091	147,253
Total liabilities and unitholders' equity	$434,524	$254,710
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

New Source Energy Partners L.P.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per unit amounts)
Revenues:
Oil sales	$3,798	$2,044	$12,146	$4,879
Natural gas sales	3,711	2,582	12,928	7,031
NGL sales	8,052	7,805	26,056	20,530
Oilfield services	40,863	—	59,539	—
Total revenues	56,424	12,431	110,669	32,440
Operating costs and expenses:
Oil, natural gas and NGL production	4,894	3,428	13,913	8,702
Production taxes	668	557	2,339	1,996
Cost of providing oilfield services	24,315	—	34,849	—
Depreciation, depletion and amortization	17,760	4,913	37,329	11,686
Accretion	77	59	219	145
General and administrative	13,785	1,353	22,835	11,452
Total operating costs and expenses	61,499	10,310	111,484	33,981
Operating (loss) income	(5,075)	2,121	(815)	(1,541)
Other income (expense):
Interest expense	(1,458)	(654)	(3,442)	(3,220)
Gain (loss) on derivative contracts, net	3,768	(3,453)	(760)	(2,597)
Gain on investment in acquired business	—	—	2,298	—
Other income	11	—	18	—
Loss before income taxes	(2,754)	(1,986)	(2,701)	(7,358)
Income tax benefit	—	—	—	12,126
Net (loss) income	(2,754)	(1,986)	(2,701)	4,768
Less: net income attributable to noncontrolling interest	242	—	242	—
Net (loss) income attributable to New Source Energy Partners L.P.	$(2,996)	$(1,986)	$(2,943)	$4,768

Net income prior to purchase of properties from NSEC on February 13, 2013				$5,303
Net loss subsequent to purchase of properties from NSEC on February 13, 2013 and allocable to units	$(2,996)	$(1,986)	$(2,943)	$(535)

Net loss per unit:
Net loss per general partner unit	$(0.17)	$(0.22)	$(0.19)	$(0.19)
Net loss per subordinated unit	$(0.17)	$(0.22)	$(0.19)	$(0.20)
Net loss per common unit	$(0.17)	$(0.22)	$(0.20)	$(0.01)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

New Source Energy Partners L.P.
Condensed Consolidated Statement of Unitholders' Equity
For the Nine Months Ended September 30, 2014
(Unaudited)

	Common		Subordinated		General Partner		Non-controlling Interest	Total Unitholders' Equity
	Units	Equity	Units	Equity	Units	Equity
	(in thousands, except unit amounts)
Balance, December 31, 2013	9,599,578	$151,773	2,205,000	$(17,334)	155,102	$(1,174)	$13,988	$147,253
Issuance of common units, net of offering costs	3,450,000	76,191	—	—	—	—	—	76,191
Offering cost related to 2013 private placement paid in 2014	—	(100)	—	—	—	—	—	(100)
Issuance of common units in acquisitions	1,964,957	43,938	—	—	—	—	1,509	45,447
Equity-based compensation	425,846	1,906	—	—	—	—	—	1,906
Distributions to unitholders	—	(21,556)	—	(3,837)	—	(270)	(242)	(25,905)
Net (loss) income	—	(2,503)	—	(411)	—	(29)	242	(2,701)
Balance, September 30, 2014	15,440,381	$249,649	2,205,000	$(21,582)	155,102	$(1,473)	$15,497	$242,091
         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

New Source Energy Partners L.P. Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(2,701)	$4,768
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	37,329	11,686
Accretion	219	145
Amortization of deferred loan costs	451	358
Write off of loan costs due to debt refinancing	—	1,436
Equity-based compensation	1,906	7,738
Deferred income tax benefit	—	(12,023)
Change in fair value of contingent consideration	4,493	—
Gain on investment in acquired business	(2,298)	—
Loss on derivative contracts, net	760	2,597
Cash paid on settlement of derivative contracts	(3,750)	(878)
Payments for premiums on derivatives	—	(1,334)
Changes in operating assets and liabilities:
Accounts receivable	(4,533)	(9,673)
Other current assets and other assets	(3,582)	(160)
Accounts payable and accrued liabilities	(1,893)	5,020
Net cash provided by operating activities	26,401	9,680
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(63,446)	(15,957)
Additions to oil and natural gas properties	(20,845)	(18,261)
Additions to other property and equipment	(6,726)	—
Net cash used in investing activities	(91,017)	(34,218)
Cash Flows from Financing Activities:
Proceeds from borrowings	22,544	69,500
Payments on borrowings	(8,401)	(95,000)
Bank overdraft	281	—
Proceeds from financing	527	—
Proceeds from borrowings, net - related party	300	—
Payments for deferred loan costs	(437)	(1,762)
Payments on factoring payable, net	(2,221)	—
Proceeds from sales of common units, net of offering costs	76,191	77,880
Payments of offering costs	(100)	—
Distribution to unitholders	(25,663)	(7,527)
Distribution to NSEC	—	(18,295)
Net cash provided by financing activities	63,021	24,796
Net change in cash and cash equivalents	(1,595)	258
Cash and cash equivalents, beginning of period	7,291	—
Cash and cash equivalents, end of period	$5,696	$258

New Source Energy Partners L.P. Condensed Consolidated Statements of Cash Flows, Continued (Unaudited)

Supplemental Cash Flow Information:
Cash paid for interest	$2,999	$1,476
Non-cash Investing and Financing Activities:
Capitalized asset retirement obligation	$203	$1,403
Decrease in accrued capital expenditures	$(1,561)	$(258)
Accounts receivable distributed to NSEC	$—	$(7,014)
Accounts payable assumed by NSEC	$—	$(1,742)
Subordinated note issued to NSEC for oil and natural gas properties	$—	$25,000
Distribution payable	$242	$—
Common units issued in connection with acquisitions	$(46,239)	$(27,983)
Acquisition of property and equipment by financing	$6,707	$—
Factoring payables assumed in connection with acquisitions	$15,840	$—
Debt assumed in connection with acquisitions	$17,571	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

Nature of Business.  We are a vertically integrated independent energy partnership formed in October 2012. The Partnership is engaged in the development and production of onshore oil and natural gas properties that extend across conventional resource reservoirs in east-central Oklahoma. Our oil and natural gas properties consist of non-operated working interests primarily in the Misener-Hunton formation, or Hunton formation. In addition, the Partnership is engaged in oilfield services through its oilfield services subsidiaries. Our oilfield services business provides full service blowout prevention installation and pressure testing services, including certain ancillary equipment necessary to perform such services, throughout the Mid-Continent region and in South Texas and West Texas. In June 2014, we acquired oilfield services companies that specialize in providing well testing and flowback services to the oil and natural gas industry primarily in Oklahoma, Texas, Pennsylvania and Ohio.

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

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

2.  Acquisitions

The Partnership completed acquisitions during 2013 and 2014, as described below. Certain of the 2013 acquisitions increased the Partnership's portfolio of oil and natural gas properties. The acquisitions of MCE, Erick Flowback Services LLC ("EFS"), Rod's Production Services, L.L.C. ("RPS") and MidCentral Completion Services, LLC ("MCCS") established the Partnership's oilfield services segment, which helps to facilitate the Partnership's goals of becoming a more fully integrated oil and natural gas partnership. With the exception of the acquisition of oil and natural gas properties from Orion Exploration Partners, LLC, all of the 2013 acquisitions were with related parties. The acquisition of MCCS was the only acquisition in 2014 with related parties. See Note 11 "Related Party Transactions."

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

2013 Acquisitions
March Acquired Properties. In March 2013, we acquired certain oil and natural gas properties located in the Golden Lane and Luther fields in Oklahoma from New Source, Scintilla, and W.K. Chernicky, LLC, for an aggregate adjusted purchase price of approximately $28.0 million (the "March Acquired Properties"). As consideration, the Partnership issued 1,378,500 common units valued at $20.30 per unit.
The total purchase price allocated to the assets acquired and liabilities assumed based upon fair value on the date of acquisition is as follows (in thousands):

Fair value of assets acquired and liabilities assumed:
Proved oil and natural gas properties	$29,049
Other assets	754
Asset retirement obligations	(1,333)
Other liabilities	(488)
Total net assets	$27,982
May Acquired Properties. In May 2013, the Partnership completed an acquisition of certain oil and natural gas properties located in Oklahoma from NSEC for approximately $7.9 million, net of purchase price adjustments (the "May Acquired Properties").

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
July Scintilla Acquired Properties. In July 2013, the Partnership completed an acquisition of a 10% working interest in certain oil and natural gas properties located in Oklahoma from Scintilla for approximately $4.9 million, net of purchase price adjustments.
The total purchase price allocated to the assets acquired and liabilities assumed based upon fair value on the date of acquisition is as follows (in thousands):

Fair value of assets acquired and liabilities assumed:
Proved oil and natural gas properties	$4,888
Asset retirement obligations	(4)
Other liabilities	(18)
Total net assets	$4,866
Orion Acquired Properties. In July 2013, the Partnership acquired certain oil and natural gas properties located in Oklahoma from Orion Exploration Partners, LLC for approximately $3.2 million, net of purchase price adjustments.
The total purchase price allocated to the assets acquired and liabilities assumed based upon fair value on the date of acquisition is as follows (in thousands):

Fair value of assets acquired and liabilities assumed:
Proved oil and natural gas properties	$3,274
Asset retirement obligations	(24)
Other liabilities	(20)
Total net assets	$3,230
The amounts of revenues and excess of revenues over direct operating expenses included in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2013 generated by the March Acquired Properties, the May Acquired Properties, the July Scintilla Acquired Properties and the Orion Acquired Properties are shown in the table below. Direct operating expenses include lease operating expenses and production taxes.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in thousands)
Revenue	$4,197	$6,974
Excess of revenues over direct operating expenses	$2,180	$3,350

Acquisition expense related to the acquisitions as of September 30, 2013 of $0.5 million and $1.0 million were included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2013, respectively.

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

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(4)
Certain former owners of MCE retained Class B Units, which entitle the holders to receive incentive distributions of cash distributed by MCE above specified thresholds in increasing amounts. See Note 9 "Equity" for additional discussion of these incentive distributions. The Class B units were valued at $14.0 million at the acquisition date through the use of a Monte Carlo simulation.

The total purchase price allocated to the assets acquired and liabilities assumed based upon fair value on the date of acquisition is as follows (in thousands):

Fair value of assets acquired and liabilities assumed:
Cash	$1,522
Accounts receivable	3,365
Other current assets	954
Property and equipment	7,923
Intangible asset (1)	36,772
Goodwill (2) (3)	24,077
Other assets	19
Total assets acquired	74,632
Accounts payable and accrued liabilities (3)	(2,448)
Factoring payable	(1,679)
Long-term debt	(2,335)
Total liabilities assumed	(6,462)
Net assets acquired	$68,170
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

(3)	Includes purchase price allocation adjustment of $0.1 million made during the three months ended September 30, 2014 based on additional information received on accounts payable assumed.
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

2014 Acquisitions

CEU Acquisition. On January 31, 2014, we completed the acquisition of working interests in 23 producing wells and related undeveloped leasehold rights in the Southern Dome field in Oklahoma County, Oklahoma, from CEU Paradigm, LLC ("CEU") for approximately $17.1 million, net of purchase price adjustments (the "CEU Acquisition").

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
Services Acquisition. On June 26, 2014, the Partnership acquired 100% of the outstanding membership interests in EFS and 100% of the outstanding membership interests in RPS for total consideration of approximately $113.2 million (the "Services Acquisition"). EFS and RPS, which are affiliated entities, are oilfield services companies that specialize in providing well testing and flowback services to the oil and natural gas industry.

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Total consideration for the Services Acquisition is as follows (in thousands):

Consideration:
Cash	$57,348
Fair value of common units granted (1)	33,106
Common units granted for the benefit of EFS and RPS employees (2)	724
Contingent consideration (3)	21,984
Total fair value of consideration	$113,162
__________

(1)	The fair value of the unit consideration was based upon 1,411,777 common units valued at $23.45 per unit (closing price on the date of the acquisition).

(2)
The fair value of the unit consideration was based upon 30,867 common units valued at $23.45 per unit (closing price on the date of the transaction). These units were issued to satisfy the settlement of phantom units granted to EFS employees with no service requirement. An additional 401,171 common units were issued and are held in escrow to satisfy the future settlement of phantom units granted to EFS and RPS employees in conjunction with the Services Acquisition are excluded from consideration based on the future service requirement for vesting. See Note 9 "Equity" for additional discussion of phantom units.

(3)
The former owners of EFS and RPS are entitled to receive additional consideration in the second quarter of 2015 based on a specified multiple of the annualized EBITDA of EFS and RPS for the year ending December 31, 2014, less certain adjustments ("EFS/RPS Contingent Consideration"). The EFS/RPS Contingent Consideration was valued at $22.0 million at the acquisition date through the use of a probability analysis. See Note 3 "Contingent Consideration" for additional discussion of the EFS/RPS Contingent Consideration. During the three months ended September 30, 2014, a purchase price allocation adjustment was made for approximately $4.8 million to increase the value of the contingent consideration based on additional information made available.

The following table summarizes the assets acquired and the liabilities assumed as of the acquisition date at estimated fair value (in thousands):

Fair value of assets acquired and liabilities assumed:
Cash	$1,668
Accounts receivable	21,611
Other current assets (1)	620
Property and equipment (1)	43,853
Intangible assets (2)	68,700
Goodwill (1) (3)	15,397
Total assets acquired	151,849
Accounts payable and accrued liabilities (1)	(6,047)
Factoring payable	(15,840)
Long-term debt	(16,800)
Total liabilities assumed	(38,687)
Net assets acquired	$113,162
__________

(1)
Includes purchase price allocation adjustments, resulting in an increase totaling $3.7 million to goodwill, during the three months ended September 30, 2014, based on additional information received primarily on other current assets and property and equipment acquired.

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

(3)
Goodwill is calculated as the excess of the consideration transferred over the fair value of net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Such goodwill is not deductible for tax purposes. Specifically, the goodwill recorded as part of the Services Acquisition includes any intangible assets that do not qualify for separate recognition, such as the EFS

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

and RPS trained, skilled and assembled workforce, along with the expected synergies from leveraging the customer relationships. Goodwill has been allocated to the oilfield services segment. During the three months ended, a purchase price allocation adjustment was made to increase the amount assigned to goodwill by approximately $3.7 million, primarily as a result of an increase to the value of the contingent consideration based on additional information made available.

Pro forma financial information. The following unaudited pro forma combined results of operations are presented for the nine months ended September 30, 2014 as though the Partnership completed the CEU Acquisition and the Services Acquisition (collectively, the "2014 Material Acquisitions") as of January 1, 2013. The pro forma combined results of operations for the nine months ended September 30, 2014 have been prepared by adjusting the historical results of the Partnership to include the historical results of the 2014 Material Acquisitions through the dates of acquisition and estimates of the effect of these transactions on the combined results. In addition, pro forma adjustments have been made assuming the units issued as consideration for these acquisitions and a portion of the units issued in the April 2014 equity offering, the proceeds from which were used to fund an acquisition, had been outstanding since January 1, 2013. Future results may vary significantly from the results reflected in this pro forma financial information because of future events and transactions, as well as other factors.

Nine Months Ended September 30, 2014
(in thousands, except per unit amounts)
Revenue	$172,590
Net income attributable to New Source Energy Partners L.P. (1)	$5,084
Net income per common unit (1):
Basic	$0.31
Diluted	$0.31
__________

(1)	Excludes $24.3 million of acquisition costs and transaction bonuses paid to EFS and RPS employees that were included in the historical results of the Partnership, EFS or RPS.

The amounts of revenues and operating income included in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2014 generated by the 2014 Material Acquisitions are shown in the table below. The operating income attributable to the CEU Acquisition represents the excess of revenue over direct operating expenses and does not reflect certain expenses, such as general and administrative; therefore, this information is not intended to report results as if these operations were managed on a stand-alone basis. Direct operating expenses include lease operating expenses and production taxes for the CEU Acquisition.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(in thousands)
Revenue	$30,110	$35,047
Operating income	$590	$2,786

Acquisition expense for the 2014 Material Acquisitions of $0.4 million and $3.6 million were included in general and administrative expenses in the accompanying unaudited statements of operations for the three and nine months ended September 30, 2014, respectively.

The following unaudited pro forma combined results of operations are presented for the three and nine months ended September 30, 2013 as though the Partnership completed the acquisitions of the March Acquired Properties, the Southern Dome Acquired Properties and the MCE Acquisition (collectively, the "2013 Material Acquisitions") as of January 1, 2012, which was the beginning of the earliest period presented at the time of the acquisition, and the 2014 Material Acquisitions, as of January 1, 2013. The pro forma combined results of operations for the three and nine months ended September 30, 2013 have been prepared by adjusting the historical results of the Partnership to include the historical results of these acquisitions through the date of acquisition and estimates of the effect of the 2013 Material Acquisitions and the 2014 Material Acquisitions on the combined results. In addition, pro forma adjustments have been made for the interest that would have been incurred for financing the cash portion of the consideration of the 2013 Material Acquisitions with the Partnership's senior secured revolving credit facility and assume the units issued as consideration for the 2013 Material Acquisitions had been outstanding since January 1, 2012 and the

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

units issued as consideration for the 2014 Material Acquisitions and a portion of the units issued in the April 2014 equity offering, the proceeds from which were used to fund an acquisition, had been outstanding since January 1, 2013.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013

	(in thousands, except per unit amounts)
Revenue	$65,673	$136,851
Net loss attributable to New Source Energy Partners L.P. (1)	$(3,971)	$(10,647)
Net loss per common unit (1):
Basic	$(0.24)	$(0.83)
Diluted	$(0.24)	$(0.83)
__________
(1)    Includes $1.6 million of the Partnership's acquisition costs related to the 2014 Material Acquisitions in the nine months ended September 30, 2013.

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

A reconciliation of the beginning and ending balances of acquisition-related contingent consideration for the three and nine months ended September 30, 2014 is as follows (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

Contingent consideration, beginning balance	$26,609	$6,320
Acquisition date fair value of contingent consideration - CEU Acquisition	—	—
Acquisition date fair value of contingent consideration - MCCS Acquisition	—	4,057
Acquisition date fair value of contingent consideration - Services Acquisition	4,841	21,984
Change in fair value of contingent consideration	5,404	4,493
Settlement of contingent consideration	—	—
Contingent consideration, ending balance	$36,854	$36,854

Southern Dome Contingent Consideration. In conjunction with the acquisition of the Southern Dome Acquired Properties, the Partnership agreed to provide additional consideration to Scintilla if the average daily production attributable to the Southern Dome Acquired Properties for the nine months ending September 30, 2014 exceeds 383.5 Boe. The contingent consideration was determined to have a fair value of $1.6 million at the acquisition date and was included in the consideration for the Southern Dome Acquired Properties. The Partnership estimated the fair value as of December 31, 2013 at $0. As detailed in the acquisition agreement, the additional consideration was calculated as the value of average daily production for the nine months ending September 30, 2014 less (i) the asset value, (ii) capital expenditures incurred attributable to the production growth (including an allowance for the cost of capital for such capital expenditures) and (iii) revenue attributable to any wells located in a specified project area that were not producing in paying quantities as of the effective date of the acquisition. Any change to the fair value of the contingent consideration was adjusted through earnings due to the factors impacting the ultimate payout. Based on actual production levels for the nine months ending September 30, 2014, no additional consideration is due to Scintilla.

MCE Contingent Consideration. The former owners of MCE are entitled to receive additional common units in the second quarter of 2015 based on a specified multiple of the annualized EBITDA of MCE, excluding EFS, RPS and MCCS, for the trailing nine month period ending March 31, 2015, less certain adjustments, which is subject to a $120.0 million cap. The contingent consideration was valued at $6.3 million at the acquisition date and was included in the consideration for the MCE Acquisition. Any change to the fair value of the contingent consideration is adjusted through earnings. Based on projections for MCE, the

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Partnership estimated fair value of the MCE Contingent Consideration as of September 30, 2014 and December 31, 2013 was approximately $15.4 million and $6.3 million, respectively, which is presented as contingent consideration payable in the accompanying unaudited condensed consolidated balance sheets. The increase in fair value of approximately $10.0 million and $9.1 million is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2014, respectively.

CEU Contingent Consideration. In conjunction with the CEU Acquisition, the Partnership agreed to provide additional consideration to CEU if the average daily production attributable to the acquired working interest for the nine months ending September 30, 2014 exceeds 566.0 Boe. The CEU Contingent Consideration was determined to have no value at the acquisition date. As detailed in the acquisition agreement, the additional consideration was calculated as the acquisition value of the production increase less (i) capital expenditures incurred attributable to the production growth (including an allowance for the cost of capital for such capital expenditures) and (ii) revenue attributable to any wells located in a specified project area that were not producing in paying quantities as of the effective date of the acquisition. Based on actual production levels for the nine months ending September 30, 2014, no additional consideration is due to CEU.

MCCS Contingent Consideration. The former owners of MCCS are entitled to receive additional common units in the second quarter of 2015 based on a specified multiple of the annualized EBITDA of MCCS for the trailing nine month period ending March 31, 2015, less certain adjustments, which is subject to a $4.5 million cap. The contingent consideration was valued at $4.1 million at the acquisition date and was included in the consideration for the MCCS Acquisition. Any changes to the fair value of the contingent consideration will be adjusted through earnings. The fair value of the contingent consideration was $0.4 million as of September 30, 2014. The decrease in fair value of approximately $3.7 million is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2014.

EFS/RPS Contingent Consideration. The former owners of EFS and RPS are entitled to receive additional consideration in the form of cash and common units in the second quarter of 2015 based on a specified multiple of the annualized EBITDA of EFS and RPS for the year ending December 31, 2014, less certain adjustments. The terms of the contribution agreement provide that the additional consideration is to be paid approximately 50% in cash and approximately 50% in common units, consistent with the initial consideration for the Services Acquisition. However, the former owners can elect to receive a larger portion of the payout in common units. The contingent consideration was valued at $22.0 million as of the acquisition date and was included in the consideration for the Services Acquisition. Any change to the fair value of the contingent consideration will be adjusted through earnings. The fair value of the contingent consideration was $21.1 million as of September 30, 2014. The decrease in fair value of approximately $0.9 million is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2014.

4.  Debt

The Partnership's debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Credit facility	$92,250	$78,500
Notes payable	21,889	2,233
Line of credit	3,294	—
Total debt	117,433	80,733
Less: current maturities of long-term debt	21,132	719
Long-term debt	$96,301	$80,014

Senior Secured Revolving Credit Facility

The Partnership has a senior secured revolving credit facility that is available to be drawn on subject to limitations based on its terms and certain financial covenants, as described below, (the "credit facility"). As of September 30, 2014, the credit facility contained financial covenants, including maintaining (i) a ratio of EBITDA (earnings before interest, depletion, depreciation and

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

amortization, and income taxes) to interest expense of not less than 2.5 to 1.0; (ii) a ratio of total debt to EBITDA of not more than 3.5 to 1.0; and (iii) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0, in each case as more fully described in the credit agreement governing the credit facility. The financial covenants are calculated based on the results of the Partnership, excluding its subsidiaries. The obligations under the credit facility are secured by substantially all of the Partnership's oil and natural gas properties and other assets, excluding assets of all subsidiaries. The credit facility matures in February 2017.

Additionally, the credit facility contains various covenants and restrictive provisions that, among other things, limit the ability of the Partnership to incur additional debt, guarantees or liens; consolidate, merge or transfer all or substantially all of its assets; make certain investments, acquisitions or other restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; incur commodity hedges exceeding a certain percentage of production; and prepay certain indebtedness. Notwithstanding the foregoing, the credit facility permits the Partnership to make distributions to its common unit holders in an amount not to exceed "available cash" (as defined in the First Amended and Restated Agreement of Limited Partnership of the Partnership) if (i) no default or event of default has occurred and is continuing or would result therefrom and (ii) borrowing base utilization under the credit facility does not exceed 90%. As of September 30, 2014, the Partnership was in compliance with all covenants under the credit facility.

Borrowings under the credit facility bear interest at a base rate (a rate equal to the highest of (a) the Federal Funds Rate plus 0.5%, (b) Bank of Montreal’s prime rate or (c) the London Interbank Offered Rate ("LIBOR") plus 1.0%) or LIBOR, in each case plus an applicable margin ranging from 1.50% to 2.25%, in the case of a base rate loan, or from 2.50% to 3.25%, in the case of a LIBOR loan (determined with reference to the borrowing base utilization). The unused portion of the borrowing base is subject to a commitment fee of 0.50% per annum. Interest and commitment fees are payable quarterly, or in the case of certain LIBOR loans at shorter intervals. At September 30, 2014 and December 31, 2013, the average annual interest rate on borrowings outstanding under the credit facility was 3.25%. At September 30, 2014, the borrowing base under the credit facility was $102.5 million with $10.25 million of available borrowing capacity and no available borrowing capacity before restriction on distribution occurs. In October 2014, the Partnership repaid $9.25 million in borrowings under the credit facility, which increases the amount of available borrowing capacity before restriction on distribution occurs by $9.25 million.

The semi-annual redetermination of the borrowing base on our credit facility is currently in process. The borrowing base is dependent on estimated oil, natural gas and NGL reserves, which factor in oil, natural gas and NGL prices, respectively. Based on our reserve estimates and applicable commodity pricing, we may have a decrease to our borrowing base as a result of the redetermination. As of November 13, 2014, the redetermination of our borrowing base had not been finalized.

Notes Payable

The Partnership has financing notes with various lending institutions for certain property and equipment through MCES. These notes range from 12-60 months in duration with maturity dates from August 2015 through April 2018 and carry variable interest rates ranging from 5.28% to 10.51%. All notes are associated with specific capital assets of MCES and are secured by such assets. In August 2014, MCES entered into $3.5 million of additional notes payable. At September 30, 2014, the Partnership had $7.7 million outstanding under the MCES notes payable as of September 30, 2014.

In conjunction with the Services Acquisition, the Partnership assumed the outstanding balances on term loans held by EFS. These term loans had a balance of $14.2 million as of September 30, 2014 and mature on June 26, 2015. The term loans have a variable interest rate based on the Bank 7 Base Rate minus 2.3%, which was 5.5% at September 30, 2014, with a minimum interest rate of 5.5%. Payments of principal and interest are due in monthly installments. The term loans are collateralized by various assets of the parties to the agreement and guaranteed by MCE and former owners of EFS and RPS. The Partnership is required to maintain a reserve bank account into which the lesser of $0.3 million or 100% of excess cash flow (as defined in the loan agreement) shall be deposited quarterly and used to fund an additional annual payment on September 30th of each year during the term of the loans.

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

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Line of Credit

In February 2014, MCES entered into a loan agreement for a revolving line of credit of up to $4.0 million, based on a borrowing base of $4.0 million related to MCES' accounts receivable. Interest only payments are due monthly with the line of credit maturing in February 2015. The line of credit replaced MCES' factoring payable agreement described in Note 5 "Factoring Payable." Interest on the line of credit accrues at the Bank of Oklahoma Financial Corporation National Prime Rate, which was 4.0% at September 30, 2014. The line of credit is secured by accounts receivable, inventory, chattel paper, and general intangibles of MCES. Based on the outstanding balance of $3.3 million, there was $0.7 million of available borrowing capacity at September 30, 2014.

The line of credit contained a covenant requiring a debt service coverage ratio, as defined in agreement, of not less than 1.25 to 1.0. As of September 30, 2014, MCES was in compliance with this covenant under the line of credit.

5.  Factoring Payable

The Partnership was a party to a secured borrowing agreement to factor the accounts receivable of MCES. At December 31, 2013, the outstanding balance was $1.9 million. The outstanding balance was paid and the agreement was terminated in February 2014 when MCES established its line of credit. See Note 4 "Debt" for discussion of MCES' line of credit.

In conjunction with the Services Acquisition, the Partnership assumed the EFS and RPS factoring agreements. Under these factoring agreements, invoices to pre-approved customers are submitted to the bank and the Partnership receives 90% funding immediately, and 10% is held in a reserve account with the factoring company for each invoice that is factored. Factoring fees, calculated based on three month LIBOR plus 3% (subject to a monthly minimum), are deducted from collected receivables. These factoring fees, along with an annual fee, are included in interest expense in the statement of operations. If a receivable is not collected within 90 days, the receivable is repurchased by the Partnership out of either the Partnership's reserve fund or current advances. The outstanding balance of the factoring payable was $15.5 million as of September 30, 2014.

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

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

At September 30, 2014, the Partnership's derivative contracts consisted of collars, put options, and fixed price swaps, as described below:

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

Collars - three way
Three-way collars have two fixed floor prices (a purchased put and a sold put) and a fixed ceiling price (call). The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be the New York Mercantile Exchange plus the difference between the purchased put strike price and the sold put strike price. The call establishes a maximum price (ceiling) the Partnership will receive for the volumes under the contract.

Put options
The Partnership periodically buys put options. At the time of settlement, if market prices are below the fixed price of the put option, the Partnership is entitled to the difference between the put option and the fixed price.

Fixed price swaps	The Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

The following tables present our derivative instruments outstanding as of September 30, 2014:

Oil collars	Volumes (Bbls)	Floor Price	Ceiling Price
2014	23,763	$80.00	$103.50
2015	42,649	$80.00	$93.25

Oil collars - three way	Volumes (Bbls)	Sold Put	Purchased Put	Ceiling Price
2015	36,500	$77.50	$92.50	$102.60

Natural gas collars	Volumes (MMBtu)	Floor Price	Ceiling Price
2014	260,751	$4.00	$4.41
2015	1,362,382	$4.00	$4.32

Oil put options	Volumes (Bbls)	Floor Price
2014	7,418	$80.00

Natural gas put options	Volumes (MMBtu)	Floor Price
2014	99,034	$3.50
2015	798,853	$3.50
2016	930,468	$3.50

NGL put options	Volumes (Bbls)	Average Floor Price
2014	5,535	$63.19

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Oil fixed price swaps	Volumes (Bbls)	Weighted Average Fixed Price
2014	6,900	$103.52
2015	39,411	$88.90
2016	36,658	$86.00

Natural gas fixed price swaps	Volumes (MMBtu)	Weighted Average Fixed Price
2014	176,795	$4.09
2015	800,573	$4.25
2016	629,301	$4.37

NGL fixed price swaps	Volumes (Bbls)	Weighted Average Fixed Price
2014	168,924	$39.44
2015	84,793	$75.18

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

The following table summarizes our derivative contracts on a gross basis, the effects of netting assets and liabilities for which the right of offset exists (in thousands):

September 30, 2014	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset	Net Amounts Presented
Assets:
Commodity derivatives - current assets	$1,065	$(404)	$661
Commodity derivatives - long-term assets	565	(6)	559
Total	$1,630	$(410)	$1,220

Liabilities:
Commodity derivatives - current liabilities	$1,012	$(404)	$608
Commodity derivatives - long-term liabilities	43	(6)	37
Total	$1,055	$(410)	$645

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

December 31, 2013	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset	Net Amounts Presented
Assets:
Commodity derivatives - current assets	$1,342	$(1,212)	$130
Commodity derivatives - long-term assets	1,638	(978)	660
Total	$2,980	$(2,190)	$790

Liabilities:
Commodity derivatives - current liabilities	$4,379	$(1,212)	$3,167
Commodity derivatives - long-term liabilities	1,015	(978)	37
Total	$5,394	$(2,190)	$3,204

See Note 7 "Fair Value Measurements" for additional information on the fair value measurement of the Partnership's derivative contracts.

The following table presents gain (loss) on our derivative contracts as included in the accompanying unaudited statements of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total gain (loss) on derivative contracts, net (1)	$3,768	$(3,453)	$(760)	$(2,597)
__________

(1)
Included in gain (loss) on derivative contracts for the three months ended September 30, 2014 and 2013 are net cash payments upon contract settlement of $0.3 million and $0.5 million, respectively. Included in loss on derivative contracts for the nine months ended September 30, 2014 and 2013 are net cash payments upon contract settlement of $3.8 million and $0.9 million, respectively.

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

Level 3 Fair Value Measurements

Derivative contracts. The fair values of our natural gas collars, natural gas and NGL put options and NGL fixed price swaps at December 31, 2013 were based upon quotes obtained from counterparties to the derivative contracts. These values were reviewed internally for reasonableness. The significant unobservable inputs used in the fair value measurement of our natural gas and NGL put options and NGL fixed price swaps were the estimated probability of exercise and the estimate of NGL futures prices. Significant increases (decreases) in the probability of exercise and NGL futures prices could result in a significantly higher (lower) fair value measurement.

Contingent consideration. As discussed in Note 3 "Contingent Consideration," the Partnership has agreed to pay additional consideration on the MCE Acquisition, the MCCS Acquisition and the Services Acquisition. The fair value of the contingent consideration resulting from these acquisitions is based on the present value of estimated future payments, using various inputs, including forecasted EBITDA metrics and the probability that targets for additional payout will be met. Significant increases (decreases) in the probability of meeting target payout levels could result in a significantly higher (lower) fair value measurement.

The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis (in thousands):

September 30, 2014	Fair Value Measurements
Description	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Oil and natural gas collars	$—	$157	$—	$157
Oil, natural gas and NGL put options	—	539	—	539
Oil, natural gas and NGL fixed price swaps	—	(121)	—	(121)
Contingent consideration	—	—	(36,854)	(36,854)
Total	$—	$575	$(36,854)	$(36,279)

December 31, 2013	Fair Value Measurements
Description	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Oil collars	$—	$(57)	$—	$(57)
Natural gas collars	—	—	(9)	(9)
Oil put options	—	28	—	28
Natural gas and NGL put options	—	—	403	403
Oil and natural gas fixed price swaps	—	132	—	132
NGL fixed price swaps	—	—	(2,911)	(2,911)
Contingent consideration	—	—	(6,320)	(6,320)
Total	$—	$103	$(8,837)	$(8,734)

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table sets forth a reconciliation of our derivative contracts measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2013 and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2014	2013
Beginning balance	$1,866	$(2,517)	$(112)
Loss on derivative contracts	(3,277)	(2,432)	(1,522)
Transfers out (1)	—	2,843	—
Cash paid upon settlement	446	2,106	669
Ending balance	$(965)	$—	$(965)
Unrealized losses included in earnings relating to derivatives held at period end	$(2,677)	$—	$(884)
__________

(1)
Fair values related to the Company’s natural gas collars, natural gas and NGL put options and NGL fixed price swaps were transferred from Level 3 to Level 2 in the second quarter of 2014 due to enhancements to the Company’s internal valuation process, including the use of observable inputs to assess the fair value. During the three and nine months ended September 30, 2013, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements. The Company’s policy is to recognize transfers in and/or out of fair value hierarchy levels as of the beginning of the quarterly reporting period in which the event or change in circumstances causing the transfer occurred.

See Note 6 "Derivative Contracts" for additional discussion of our derivative contracts. See Note 3 "Contingent Consideration" for a reconciliation of activity for contingent consideration during the three and nine months ended September 30, 2014.

Fair Value of Financial Instruments

Credit Facility. The carrying amount of the credit facility of $92.25 million and $78.5 million as of September 30, 2014 and December 31, 2013, respectively, approximates fair value because the Partnership's current borrowing rate does not materially differ from market rates for similar bank borrowings.

Notes Payable. The carrying value of our notes payable of $21.9 million and $2.2 million at September 30, 2014 and December 31, 2013 approximated fair value based on rates applicable to similar instruments.

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

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

8.  Goodwill and Intangible Assets

Goodwill
Goodwill represents the estimated future economic benefits arising from other assets acquired in business combinations that could not be individually identified and separately recognized. See Note 2 "Acquisitions" for discussion of our business acquisitions. Such goodwill is not deductible for tax purposes. Goodwill has been allocated to the oilfield services segment. A reconciliation of the aggregate carry amount of goodwill for the period from December 31, 2013 to September 30, 2014 is as follows (in thousands):

Goodwill at December 31, 2013	$23,974
Additions:
MCCS Acquisition	4,060
Services Acquisition	11,664
Change due to purchase price allocation adjustments (1)	3,836
Goodwill at September 30, 2014	$43,534
__________
(1)    Includes adjustments totaling $3.8 million during the three months ended September 30, 2014 as a result of purchase price allocation adjustments of $0.1 million and $3.7 million on the MCE Acquisition and Services Acquisition, respectively. See Note 2 "Acquisitions" for discussion of the purchase price allocation adjustments.

Intangible Assets

Intangible assets were identified in certain of the acquisitions during 2013 and 2014. See Note 2 "Acquisitions" for discussion of our business acquisitions. Intangible assets are amortized over the expected cash flow period for customer relationships and over the agreement period for the non-compete agreements. Amortization expense for the three and nine months ended September 30, 2014 was $9.4 million and $15.6 million, respectively.

The Partnership's intangible assets at September 30, 2014 and December 31, 2013 consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Customer relationships - MCE Acquisition	$36,772	$36,772
Customer relationships - Services Acquisition	64,200	—
Non-compete agreements - Services Acquisition	4,500	—
Customer relationships - MCCS Acquisition	1,700	—
Total intangible assets	107,172	36,772
Less: accumulated amortization	17,359	1,763
Intangible assets, net	$89,813	$35,009

9.  Equity
Common Units
Issuance for Acquisitions. In 2014, we issued 1,964,957 of common units to satisfy the equity portion of the consideration paid in the CEU Acquisition, the MCCS Acquisition, and the Services Acquisition, respectively. See Note 2 "Acquisitions" for additional discussion of these transactions.
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

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Distributions
Distributions are declared and distributed within 45 days following the end of each quarter. The Partnership has declared quarterly distributions per unit to unitholders of record, including holders of common, subordinated and general partner units during the three and nine months ended September 30, 2014 and 2013, as shown in the following table (in thousands):

Distributions	Common Units	Subordinated Units	General Partner Units	Total
2014
First Quarter (1)	$4,681	$1,268	$89	$6,038
Second Quarter (2)	$7,852	$1,279	$90	$9,221
Third Quarter (3)	$9,025	$1,290	$91	$10,406

2013
Second Quarter (4)	$1,857	$604	$43	$2,504
Third Quarter (1)	$3,895	$1,268	$89	$5,252
__________
(1)    Reflects quarterly distributions of $0.575 per unit paid in the third quarter of 2013 and the first quarter of 2014.
(2)    Reflects quarterly distributions of $0.58 per unit paid in the second quarter of 2014.
(3)    Reflects quarterly distributions of $0.585 per unit paid in the third quarter of 2014.
(4)    Prorated to reflect 47 days of the quarterly cash distribution of $0.525 per unit paid in the second quarter of 2013.

Pursuant to our Partnership Agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more earnings proportionately being allocated to the general partner than to the holders of common units and subordinated units. No such incentive distributions were made to our general partner as quarterly distributions declared by the board of directors for the first, second or third quarters of 2014 and 2013 did not exceed the specified targets.

See Note 16 "Subsequent Events" for discussion of distribution declared in October 2014.
Noncontrolling Interest
As part of the MCE Acquisition, certain former owners of MCE retained 100 Class B Units in MCE. The MCE partnership agreement provides that the Class B Units have the right to receive an increasing percentage (15%, 25% and 50%) of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved based on results of MCES and MCCS. Target distribution levels are adjusted, as applicable and in accordance with the MCE partnership agreement, under certain circumstances. As these Class B Units are not held by the Partnership, they are presented as noncontrolling interest in the accompanying unaudited condensed consolidated financial statements. Any distribution to the Class B Units will be recognized in the period earned and recorded as a reduction to net income attributable to the Partnership.
As a result of the MCCS Acquisition, the specified target distribution levels for the allocations of MCE's available cash from operating surplus between the Class A unitholders and the Class B unitholders were adjusted for the contribution of MCCS to MCE by the Partnership as provided for in the MCE partnership agreement. The following table illustrates the allocations of MCE's available cash from operating surplus between the Class A unitholders and the Class B unitholders based on the specified target distribution levels, as adjusted based on the MCCS Acquisition.

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
Based on MCE's distribution amounts, the MCE Class B unitholders were entitled to distributions of approximately $0.2 million for the three months ended September 30, 2014. No distributions were due to the MCE Class B unitholders for the first or second quarter of 2014.
Equity Compensation

     We may grant awards of the Partnership's common units to employees under the Partnership's Long-Term Incentive Plan ("LTIP") or Fair Market Value Purchase Plan ("FMVPP"). Such awards are valued based upon the market value of common units on the date of grant and expensed over the relevant vesting period to the extent the awards contain a service requirement. If there is no service requirement, the awards are expensed at the time of grant. For the three and nine months ended September 30, 2014, the Partnership recorded equity-based compensation expense of $1.3 million and $1.9 million, respectively. For the nine months ended September 30, 2013, the Partnership recorded equity-based compensation expense of $7.7 million. Additionally, the Partnership had $0.4 million of allocated equity-based compensation from NSEC during the nine months ended September 30, 2013. There was no equity-based compensation expense for the three months ended September 30, 2013.

Phantom Units. In conjunction with the Services Acquisition, the Partnership granted 432,038 phantom units, which represent the right to receive common units or cash equal to the value of the associated common units, to employees of EFS and RPS under the FMVPP. The phantom units vest over a period not to exceed 2 years. If a phantom unit is forfeited, the associated common units are released from escrow to an entity owned by the former owners of EFS and RPS. Except as otherwise provided in the Phantom Unit Agreement, phantom units subject to forfeiture restrictions may be forfeited upon termination of employment prior to the end of the vesting period. Although ownership of common units related to the vesting of such phantom units does not transfer to the holder until the phantom units vest, the recipients have distribution equivalent rights on these phantom units from the date of grant.

Although the phantom unit grants may be settled in either common units or cash at the holder's election, the settlement of the phantom units upon vesting will be made from a transfer or sale of the associated common units that were issued to an escrow account in conjunction with the Services Acquisition. As a result, the 401,171 phantom units valued at $9.4 million with a service requirement were measured at fair market value of the Partnership’s common units on the grant date and are being expensed over the vesting period in accordance with accounting guidance for equity compensation. At September 30, 2014, approximately $8.2 million remains to be expensed. The associated common units held in escrow are reflected as contra equity on the accompanying unaudited condensed consolidated balance sheet at September 30, 2014.

10. Earnings per Unit

The Partnership’s net income is allocated to the common, subordinated and general partner unitholders, in accordance with their respective ownership percentages, and when applicable, giving effect to unvested units granted under the Partnership’s LTIP and incentive distributions allocable to the general partner. The allocation of undistributed earnings, or net income in excess of distributions, to the incentive distribution rights is limited to available cash (as defined by the partnership agreement) for the period. Basic and diluted net income per unit is calculated by dividing net income by the weighted average number of units outstanding during the period. Any common units issued during the period are included on a weighted average basis for the days in which they were outstanding. During the three and nine months ended September 30, 2014, LTIP awards of 3,257 and 9,664 common units, respectively, were excluded from the computation of diluted loss per unit. The Partnership had no potential common units outstanding as of September 30, 2013. Therefore, basic and diluted earnings per unit are the same for the three and nine months ended September 30, 2013.

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Basic and diluted earnings per unit for the three and nine months ended September 30, 2014 and 2013 were computed as follows (in thousands, except per unit amounts):

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Common Units	Subordinated Units	General Partner	Common Units	Subordinated Units	General Partner
Net loss	$(2,599)	$(371)	$(26)	$(2,503)	$(411)	$(29)
Weighted average units outstanding	15,429	2,205	155	12,646	2,205	155
Basic and diluted loss per unit	$(0.17)	$(0.17)	$(0.17)	$(0.20)	$(0.19)	$(0.19)

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Common Units	Subordinated Units	General Partner	Common Units	Subordinated Units	General Partner
Net loss (1)	$(1,473)	$(479)	$(34)	$(76)	$(430)	$(29)
Weighted average units outstanding	6,774	2,205	155	6,480	2,205	155
Basic and diluted loss per unit	$(0.22)	$(0.22)	$(0.22)	$(0.01)	$(0.20)	$(0.19)

__________

(1)	Reflects net loss from February 13, 2013 through September 30, 2013 for the nine months ended September 30, 2013.

11. Related Party Transactions

Ownership. The Partnership is controlled by the Partnership's general partner, which is owned 69.4% by Kristian Kos, the President and Chief Executive Officer of our general partner, and 25.0% by David J. Chernicky, the former Chairman of the board of directors of our general partner. Mr. Kos beneficially owns approximately 5.3% of the Partnership's outstanding common units, including common units awarded under the Partnership's LTIP, and units owned through Deylau, LLC, an entity he controls. As of September 30, 2014, Mr. Chernicky beneficially owned approximately 17.2% of the Partnership's outstanding common units, including common units awarded under the Partnership's LTIP, and units owned through NSEC and Scintilla, entities that he controls. In addition, Mr. Chernicky beneficially owns 100% of the 2,205,000 subordinated units through his control of NSEC. As a result of Mr. Chernicky's ownership of the Partnership and his ownership of all of the membership interests in New Dominion, which operates all of the Partnership's oil and natural gas properties, transactions with New Dominion are deemed to be with a related party.

New Dominion. New Dominion is an exploration and production operator, which is wholly owned by Mr. Chernicky. Pursuant to various development agreements with the Partnership, New Dominion is currently contracted to operate the Partnership’s existing wells. New Dominion has historically performed this service for NSEC. In addition to the various development agreements, the Partnership, along with other working interest owners, is a party to an agreement with New Dominion in which we reimburse New Dominion for our proportionate share of costs incurred to construct a gas gathering system. In return, we own a portion of such gas gathering system, which facilitates the transportation of our production in the Greater Golden Lane field to the gas processing plant.

New Dominion acquires leasehold acreage on behalf of the Partnership for which the Partnership is obligated to pay in varying amounts according to agreements applicable to particular areas of mutual interest. The leasehold cost for which the Partnership is obligated was approximately $0.4 million as of both September 30, 2014 and December 31, 2013, all of which is classified as a long-term liability in the accompanying unaudited condensed consolidated balance sheets. The Partnership classifies these amounts as current or long-term liabilities based on the estimated dates of future development of the leasehold, which is customarily when New Dominion invoices the Partnership for these costs.

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Under agreements with New Dominion, the Partnership incurred charges and fees as follows for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Producing overhead and supervision charges	$624	$464	$2,080	$1,277
Drilling and completion supervision charges	60	119	230	246
Saltwater disposal fees	260	329	1,075	502
Total expenses incurred	$944	$912	$3,385	$2,025

At September 30, 2014 and December 31, 2013, $2.2 million and $1.3 million, respectively, were due to New Dominion for charges and fees under operating agreements and included in accounts payable - related party in the accompanying unaudited condensed consolidated balance sheets.

NSEC. Under an agreement by and among NSEC, the Partnership and our general partner, NSEC provided administrative services for the Partnership from February 13, 2013 through December 31, 2013. For the three and nine months ended September 30, 2013, fees paid for such services were $0.7 million and $1.8 million, respectively, and were included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

New Source Energy GP, LLC. Effective January 1, 2014, our general partner began billing us for general and administrative expenses related to payroll, employee benefits and employee reimbursements. For the three and nine months ended September 30, 2014, amounts paid to our general partner for such reimbursements were $0.5 million and $1.1 million, respectively, and were included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Additionally, we received approximately $1.5 million and paid approximately $1.2 million to our general partner during the nine months ended September 30, 2014 for operational cash advances. At September 30, 2014 and December 31, 2013, $0.8 million and $0.4 million, respectively, were due to our general partner for reimbursement and included in accounts payable - related party in the accompanying unaudited condensed consolidated balance sheets.

Acquisitions. As described in Note 2 "Acquisitions," we acquired oil and natural gas properties, MCE and MCCS from related parties. As these acquisitions were with related parties, the transactions were subject to approval by the board of directors of the Partnership's general partner, based on the approval and recommendation of its conflicts committee.

As discussed in Note 2 "Acquisitions," Mr. Kos was a 36% owner of MCE prior to the MCE Acquisition. Additionally, Dikran Tourian, President-Oilfield Services Division and member of our general partner's board of directors, was a 36% owner of MCE prior to the MCE Acquisition. In conjunction with the MCE Acquisition, Mr. Kos and Mr. Tourian retained Class B units that are entitled to incentive distributions as discussed in Note 9 "Equity" as well as contingent consideration as discussed in Note 3 "Contingent Consideration." In the third quarter of 2014, the Class B unit distribution targets were met. Distributions of $0.2 million for the Class B unitholders are reflected in accounts payable - related parties in the accompanying unaudited consolidated balance sheet at September 30, 2014.

On June 26, 2014, we exercised our option to acquire MCCS, which was owned by Mr. Kos and Mr. Tourian. See Note 2 "Acquisitions" for discussion of this acquisition and Note 3 "Contingent Consideration" for discussion of the MCCS Contingent Consideration. As part of the acquisition of MCCS, we assumed a payable to an entity owned by Mr. Kos and Mr. Tourian. As of September 30, 2014, $0.7 million was remaining and reflected in accounts payable - related parties in the accompanying unaudited consolidated balance sheet.

Transactions with Chief Financial Officer. The Partnership engaged Finley & Cook, PLLC ("Finley & Cook") to provide various accounting services on our behalf during the nine months ended September 30, 2014. Richard Finley, the Chief Financial Officer of our general partner, is an equity member of Finley & Cook, holding a 31.5% ownership interest. The Partnership paid Finley & Cook approximately $0.06 million and $0.4 million in fees for the three and nine months ended September 30, 2014 respectively. NSEC engaged Finley & Cook to provide various accounting services on our behalf during the year ended December 31, 2013. Fees for such accounting services were included in the amounts paid to NSEC, as discussed above.

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

12. Property, Plant and Equipment

Oil and Natural Gas Properties. We use the full cost method to account for our oil and natural gas properties. Under full cost accounting, all costs directly associated with the acquisition, exploration and development of oil and natural gas reserves are capitalized into a full cost pool. These capitalized costs include costs of all unproved properties, internal costs directly related to our acquisition and exploration and development activities.

Property and equipment, net. Property and equipment, primarily for our oilfield services segment, consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Vehicles and transportation equipment	$15,317	$561
Machinery and equipment	38,746	4,757
Office furniture and equipment	472	79
Iron	11,212	2,971
Total	65,747	8,368
Less: accumulated depreciation	(2,466)	(202)
Property and equipment, net	$63,281	$8,166

13.  Asset Retirement Obligations

A reconciliation of the aggregate carrying amounts of the asset retirement obligations for the period from December 31, 2013 to September 30, 2014 is as follows (in thousands):

Asset retirement obligation at December 31, 2013	$3,455
Liability incurred upon acquiring and drilling wells	235
Liability settled or disposed	(32)
Accretion	219
Asset retirement obligation at September 30, 2014	$3,877

14. Commitments and Contingencies

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

On February 13, 2013, in connection with the closing of our initial public offering, the Partnership entered into a development agreement (the "Development Agreement") with NSEC and New Dominion. Pursuant to the Development Agreement, during each of the fiscal years ending December 31, 2013 through December 31, 2016, the Partnership has agreed to maintain an average annual maintenance drilling budget of at least $8.2 million to drill certain of the Partnership’s proved undeveloped locations and maintain the Partnership’s producing wells. As of September 30, 2014, we had incurred $10.5 million towards the annual maintenance drilling budget.

See Note 3 "Contingent Consideration" for discussion of contingencies related to certain acquisitions.

Legal Matters

New Dominion is a defendant in a legal proceeding arising in the normal course of its business, which may impact the Partnership as described below.

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

In the case of Mattingly v. Equal Energy, LLC, New Dominion is a named defendant. In this case, the plaintiffs assert claims on behalf of a class of royalty owners in wells operated by New Dominion and others from which natural gas is sold by New Dominion to Scissortail Energy, LLC ("Scissortail"). The plaintiffs assert that royalties to the class should be paid based upon the price received by Scissortail for the natural gas and its components at the tailgate of the plant, rather than the price paid by Scissortail at the wellhead where the natural gas is purchased. The plaintiffs assert a variety of breach of contract and tort claims. The case was originally filed in the District Court of Creek County, Oklahoma and was removed by the defendants to the federal court but was remanded to state court on August 1, 2011. A hearing on the matter was held August 27, 2014 at which Scissortail’s motion to dismiss was granted with prejudice and New Dominion’s motion to dismiss was granted in part.  A hearing date for class certification is expected to be set in November 2014.

Any liability on the part of New Dominion, as operator, would be allocated to the working interest owners to pay their proportionate share of such liability. While the outcome and impact on the Partnership of this proceeding cannot be predicted with certainty, management believes a loss of up to $250,000 may be reasonably possible. Due to the uncertainty, no reserve has been established for this matter.

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

15. Business Segment Information

The Partnership operates in two business segments: (i) exploration and production and (ii) oilfield services. These segments represent the Partnership’s two main business units, each offering different products and services. The exploration and production segment is engaged in the development and production of oil and natural gas properties and its general and administrative expenses include certain costs of our corporate administrative functions and changes in the fair value of contingent consideration obligations related to all acquisitions. The oilfield services segment provides full service blowout prevention installation and pressure testing services, including certain ancillary equipment necessary to perform such services, as well as well testing and flowback services. Our oilfield services segment is the aggregation of multiple operating segments that meet the criteria for aggregation due to the economic similarities as well as the similarities in the nature of the services provided, customers served and industry regulations monitored.

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Management evaluates the performance of the Partnership’s business segments based on the excess of revenue over direct operating expenses or segment margin. Summarized financial information concerning the Partnership’s segments is shown in the following tables (in thousands):

	Exploration and Production	Oilfield Services (1)	Total
Three Months Ended September 30, 2014
Revenues	$15,561	$40,863	$56,424
Direct operating expenses	5,562	24,315	29,877
Segment margin	$9,999	$16,548	$26,547
General and administrative expenses	7,354	6,431	13,785
Depreciation, depletion, amortization and accretion	6,834	11,003	17,837
Loss from operations	$(4,189)	$(886)	$(5,075)

Capital expenditures (2)	$824	$3,735	$4,559

Three Months Ended September 30, 2013
Revenues	$12,431	$—	$12,431
Direct operating expenses	3,985	—	3,985
Segment margin	$8,446	$—	$8,446
General and administrative expenses	1,353	—	1,353
Depreciation, depletion, amortization and accretion	4,972	—	4,972
Income from operations	$2,121	$—	$2,121

Capital expenditures (2)	$14,745	$—	$14,745
__________

(1)	The Partnership's oilfield services segment was established with the MCE Acquisition that occurred in November 2013. See Note 2 "Acquisitions" for discussion.

(2)	On an accrual basis and exclusive of acquisitions.

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Exploration and Production	Oilfield Services (1)	Total
Nine Months Ended September 30, 2014
Revenues	$51,130	$59,539	$110,669
Direct operating expenses	16,252	34,849	51,101
Segment margin	$34,878	$24,690	$59,568
General and administrative expenses	13,220	9,615	22,835
Depreciation, depletion, amortization and accretion	19,692	17,856	37,548
Income (loss) from operations	$1,966	$(2,781)	$(815)

Capital expenditures (2)	$19,284	$6,726	$26,010
At September 30, 2014
Total assets	$194,541	$239,983	$434,524

Nine Months Ended September 30, 2013
Revenues	$32,440	$—	$32,440
Direct operating expenses	10,698	—	10,698
Segment margin	$21,742	$—	$21,742
General and administrative expenses (3)	11,452	—	11,452
Depreciation, depletion, amortization and accretion	11,831	—	11,831
Loss from operations	$(1,541)	$—	$(1,541)

Capital expenditures (2)	$18,261	$—	$18,261
At December 31, 2013
Total assets	$181,440	$73,270	$254,710
__________

(1)	The Partnership's oilfield services segment was established with the MCE Acquisition that occurred in November 2013. See Note 2 "Acquisitions" for discussion.

(2)	On an accrual basis and exclusive of acquisitions.

(3)	Includes $7.7 million of compensation expense related to common units granted to consultants, officers, directors and employees in conjunction with our initial public offering.

16.  Subsequent Events

Equity Offering. On October 3, 2014, the Partnership and our general partner entered into an Equity Distribution Agreement (the “Agreement”) with BMO Capital Markets Corp. (the “Sales Agent”). Pursuant to the terms of the Agreement, the Partnership may sell, from time to time through or to the Sales Agent, common units representing limited partner interests in the Partnership having an aggregate offering price of up to $50.0 million. Sales of such common units, if any, will be made by means of ordinary brokers’ transactions through the facilities of the New York Stock Exchange at market prices, or as otherwise agreed by the Partnership and the Sales Agent. On October 6, 2014, the Partnership sold 720,000 common units under the Agreement for net proceeds of approximately $16.4 million. Proceeds will be used to pay down a portion of the Partnership's credit facility and for general corporate purposes.

NEW SOURCE ENERGY PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Distributions. On October 21, 2014, the Partnership declared quarterly distributions of $0.585 per unit to unitholders of record, including holders of common, subordinated and general partner units for the three months ended September 30, 2014. The following distributions will be paid on November 14, 2014 to holders of record as of the close of business on November 3, 2014 (in thousands):

	Common Units	Subordinated Units	General Partner Units	Total
Distributions	$9,454	$1,290	$91	$10,835

Lease. On October 27, 2014, MCE entered into a master lease agreement whereby it can enter into capital leases for certain property and equipment totaling up to $25 million. The master lease agreement does not obligate MCE to enter into any such leases, and no amounts are currently outstanding under this master lease agreement.

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

The financial information with respect to the three and nine months ended September 30, 2014 and 2013, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the unaudited condensed consolidated financial statements in accordance with GAAP. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

Overview

We are a vertically integrated independent energy partnership formed in October 2012. The Partnership is engaged in the development and production of onshore oil and natural gas properties that extend across conventional resource reservoirs in east-central Oklahoma. Our oil and natural gas properties consist of non-operated working interests primarily in the Misener-Hunton formation, or Hunton formation. In addition, the Partnership is engaged in oilfield services through its oilfield services subsidiaries. Our oilfield services business provides full service blowout prevention installation and pressure testing services, including certain ancillary equipment necessary to perform such services, throughout the Mid-Continent region and in South Texas and West Texas. In June 2014, we acquired oilfield services companies that specialize in providing well testing and flowback services to the oil and natural gas industry primarily in Oklahoma, Texas, Pennsylvania and Ohio.

Our business operates in two segments: (i) exploration and production and (ii) oilfield services. Our primary business objective is to generate stable cash flows, allowing us to make quarterly cash distributions to our unitholders and, over time, to increase those quarterly cash distributions.

Recent Developments

Services Acquisition. On June 26, 2014, the Partnership acquired 100% of the outstanding membership interests in EFS and RPS for total consideration of approximately $113.2 million. The Services Acquisition helps to facilitate the Partnership's goals of becoming a more fully integrated oil and natural gas partnership.

Results by Segment

The Partnership operates in two business segments: (i) exploration and production and (ii) oilfield services. These segments represent the Partnership’s two main business units, each offering different products and services. The exploration and production segment is engaged in the development and production of oil and natural gas properties. The oilfield services segment provides full service blowout prevention installation and pressure testing services, including certain ancillary equipment necessary to perform such services, as well as well testing and flowback services. Our oilfield services segment is the aggregation of multiple operating segments that meet the criteria for aggregation due to the economic similarities as well as the similarities in the nature of the services provided, customers served and industry regulations monitored.
Management relies on certain financial and operational metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include (i) revenues, (ii) operating expenses, (iii) segment margin, (iv) adjusted EBITDA and (v) distributable cash flow.
To evaluate the performance of the Partnership’s business segments, management uses the excess of revenue over direct operating expenses or segment margin. Results of these measurements provide important information to management about the activity, profitability and contributions of the Partnership's business segments. The results of the Partnership's business segments for the three and nine months ended September 30, 2014 and 2013 are discussed below.

Exploration and Production Segment
The Partnership generates a portion of its consolidated revenues and cash flow from the production and sale of oil, natural gas and NGLs. The exploration and production segment’s revenues, profitability and future growth depend substantially on prevailing prices for oil, natural gas and NGLs and on the Partnership's reserves. The primary factors affecting the financial results of our exploration and production segment are the prices we receive for our oil, natural gas and NGL production, the quantity of oil, natural gas and NGLs we produce, the costs incurred on our production and changes in the fair value of our commodity derivative contracts. Prices for oil, natural gas and NGLs fluctuate widely and are difficult to predict. The exploration and production segment's general and administrative expenses include certain costs of our corporate administrative functions and changes in the fair value of contingent consideration obligations related to all acquisitions.

In order to reduce the Partnership’s exposure to price fluctuations, we enter into commodity derivative contracts for a portion of our anticipated future oil, natural gas, and NGL production as discussed in "Item 3. Quantitative and Qualitative Disclosures About Market Risk."

Set forth in the table below is financial, production and pricing information for our exploration and production segment for the three and nine months ended September 30, 2014 and 2013. For periods prior to the completion of our initial public offering in February 2013, the data below reflects results attributable to the IPO Properties. For periods following the completion of our initial public offering, the data below reflects results attributable to the IPO Properties for the entire period, and properties subsequently acquired from the closing date of their respective acquisition forward.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Results (in thousands):
Oil sales	$3,798	$2,044	$12,146	$4,879
Natural gas sales	3,711	2,582	12,928	7,031
NGL sales	8,052	7,805	26,056	20,530
Total revenues	15,561	12,431	51,130	32,440
Production expenses	4,894	3,428	13,913	8,702
Production taxes	668	557	2,339	1,996
Total segment margin	9,999	8,446	34,878	21,742
General and administrative	7,354	1,353	13,220	11,452
Depreciation, depletion, amortization and accretion	6,834	4,972	19,692	11,831
Operating (loss) income	$(4,189)	$2,121	$1,966	$(1,541)

Production volumes:
Oil (Bbls)	39,990	19,900	124,296	51,124
Natural gas (Mcf)	960,434	755,889	2,876,478	1,955,786
NGLs (Bbls)	227,439	216,225	674,717	588,431
Total production volumes (Boe)(1)	427,501	362,107	1,278,426	965,519
Average daily production volumes (Boe)	4,647	3,936	4,683	3,537

Average price (excluding derivatives):
Oil (per Bbl)	$94.97	$102.71	$97.72	$95.43
Natural gas (per Mcf)	$3.86	$3.42	$4.49	$3.59
NGL (per Bbl)	$35.40	$36.10	$38.62	$34.89
Total (per Boe)	$36.40	$34.33	$39.99	$33.60

Average production costs (per Boe)(2)	$11.45	$9.47	$10.88	$9.01
__________

(1)	Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of oil.

(2)	Includes lease operating expense and workover expense.
Revenue
Revenues from our exploration and production segment were $15.6 million for the three months ended September 30, 2014, an increase of $3.1 million, or 25.2%, compared to the three months ended September 30, 2013. Revenues were $51.1 million for the nine months ended September 30, 2014, an increase of $18.7 million, or 57.6%, compared to the nine months ended September 30, 2013. The increase in revenues during the three and nine months ended September 30, 2014 was primarily due to increased production from oil and natural gas properties acquired during 2013 and 2014. Production increased 65,394 Boe, or 18.1%, and 312,907 Boe, or 32.4%, in the three and nine months ended September 30, 2014, respectively, from the same periods in 2013. Additionally, the increase in prices received on our production contributed to higher revenues in the three and nine months ended September 30, 2014 compared to the same periods in 2013. The average price per Boe received on our combined production increased $2.07, or 6.0%, and $6.39, or 19.0%, in the three and nine months ended September 30, 2014, respectively, from the same periods in 2013.
Operating Expenses
Production expenses. Production expense includes costs associated with exploration and production activities, including lease operating expense and treating costs. Production expenses increased $1.5 million, or 42.8%, for the three months ended September 30, 2014 from the three months ended September 30, 2013 and $5.2 million, or 59.9%, for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. The increase in production expenses for the three and nine months ended September 30, 2014 was partially due to increased production from oil and natural gas properties acquired during 2013 and 2014, a portion of which relates to acquisitions in the Southern Dome field, which produces more oil than properties in our other fields. Higher production costs were incurred on oil production compared to production costs on natural gas volumes. In addition, we incurred higher operator fees and costs on our production in 2014. As a result of these factors, production expense increased $1.98 per Boe and $1.87 per Boe for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. As a non-operating working interest owner, we are subject to costs and fees as incurred and determined by the operator. We monitor such costs and are working with our contract operator and other working interest owners to ensure costs are reasonable.
Production taxes. Production taxes increased $0.1 million, or 19.9%, and $0.3 million, or 17.2%, in the three and nine months ended September 30, 2014, respectively, from the same periods in 2013. The increase in production taxes is due to the increase in volumes produced and prices received on our production in 2014 versus 2013. A portion of our wells benefit from certain tax credits relating to the drilling of horizontal wells. Due to these credits and the types of wells drilled, our production taxes will fluctuate from period to period in addition to variances from changes in production.
General and administrative. General and administrative expense increased $6.0 million, or 443.5%, for the three months ended September 30, 2014 from the same period in 2013. The increase in 2014 is primarily due to an $5.4 million change in the fair value of the contingent consideration on certain acquisitions made in 2013 and 2014. Also contributing to the increase in 2014 is additional corporate costs related to salary and benefits due to an increase in the number of corporate-level employees. Partially offsetting the increase is a decrease of $0.7 million in fees paid in 2013 to NSEC for administrative services as there were no such fees paid in 2014.
General and administrative expense increased $1.8 million, or 15.4%, for the nine months ended September 30, 2014 from the same period in 2013. The increase is primarily due to $4.5 million related to the change in fair value of the contingent consideration on certain acquisitions made during 2013 and 2014 and $3.3 million for acquisition related costs. Also contributing to the increase is additional corporate costs related to salary and benefits due to an increase in the number of corporate-level employees in 2014. Offsetting the increase is a decrease in equity-based compensation of $7.1 million and approximately $2.0 million of fees paid to NSEC for administrative services in 2013.
Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion expense increased $1.9 million and $7.9 million for the three and nine months ended September 30, 2014, respectively, from the comparable periods in 2013. The majority of the increase in depreciation, depletion and amortization is attributable to the increase in combined production during 2014.

Oilfield Services Segment
The financial results of our oilfield services segment depend primarily on demand and prices that can be charged for its services. The primary factors affecting the results of the oilfield services segment are the rates received and the amount of oilfield services provided. The Partnership's oilfield services segment was established with the MCE Acquisition that occurred in November 2013. As such, comparative information for the 2013 period is not available. In June 2014, we acquired oilfield services companies that specialize in providing well testing and flowback services to the oil and natural gas industry primarily in Oklahoma, Texas, Pennsylvania and Ohio. See Note 2 "Acquisitions" for discussion of these acquisitions.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Results (in thousands):
Oilfield service revenue	$40,863	$59,539
Cost of providing oilfield services	24,315	34,849
Total segment margin	16,548	24,690
General and administrative	6,431	9,615
Depreciation, depletion and amortization	11,003	17,856
Operating loss	$(886)	$(2,781)

Revenue
Revenues from our oilfield services segment was $40.9 million and $59.5 million for the three and nine months ended September 30, 2014, respectively. Oilfield services revenues fluctuate based on drilling activity in the areas in which we operate.
Operating Expenses
Costs of providing oilfield services. The cost of providing oilfield services was $24.3 million and $34.8 million for the three and nine months ended September 30, 2014, respectively.
General and administrative. General and administrative expense of $6.4 million and $9.6 million for the three and nine months ended September 30, 2014, respectively, represents the costs for ongoing operations in our expanding oilfield services segment.
Depreciation, depletion and amortization. Depreciation, depletion and amortization expense of $11.0 million and $17.9 million for the three and nine months ended September 30, 2014, respectively, primarily represents the amortization of our intangible assets from the MCE Acquisition, the MCCS Acquisition and the Services Acquisition.
See “Results of Operations” below for a discussion of other income (expense).

Results of Operations

Refer to "Results by Segment" for discussion of our operating revenues and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Operating (loss) income	$(5,075)	$2,121	$(815)	$(1,541)
Other income (expense):
Interest expense	(1,458)	(654)	(3,442)	(3,220)
Gain (loss) on derivative contracts, net	3,768	(3,453)	(760)	(2,597)
Gain on investment in acquired business	—	—	2,298	—
Other income	11	—	18	—
Loss before income taxes	(2,754)	(1,986)	(2,701)	(7,358)
Income tax benefit	—	—	—	12,126
Net (loss) income	$(2,754)	$(1,986)	$(2,701)	$4,768

Other Income/Expense
Interest expense. Interest expense increased $0.8 million, or 122.9%, for the three months ended September 30, 2014 from the three months ended September 30, 2013. The increase was due to higher average debt balances in 2014 compared to 2013, primarily as a result of additional borrowings under our credit facility as a result of acquisitions and corporate growth. Interest expense increased $0.2 million or 6.9% for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. The increase was due to higher average debt balances in 2014 compared to 2013, primarily as a result of additional borrowings under our credit facility as a result of acquisitions and corporate growth. This increase was partially offset by a write off of $1.4 million of loan fees associated with extinguishing debt in 2013.

Gain (loss) on derivatives, net. The following table presents gain (loss) on our derivative contracts for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total gain (loss) on derivative contracts, net (1)	$3,768	$(3,453)	$(760)	$(2,597)
__________

(1)
Included in the gain (loss) on derivative contracts for the three months ended September 30, 2014 and 2013 are net cash payments upon contract settlement of $0.3 million and $0.5 million, respectively. Included in the loss on derivative contracts for the nine months ended September 30, 2014 and 2013 are net cash payments upon contract settlement of $3.8 million and $0.9 million, respectively.

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
Gain on investment in acquired business. As discussed in Note 2 "Acquisitions," the Partnership initially recorded the 50% equity interest in MCCS acquired from Mr. Kos at his equity method carrying basis, which was $0.1 million as of June 26, 2014. The Partnership remeasured the 50% interest to determine the acquisition-date fair value and recognized a corresponding gain of $2.3 million on investment in acquired business for the nine months ended September 30, 2014.
Income taxes. Income tax benefit was $12.1 million for the nine months ended September 30, 2013. The IPO Properties were owned by a tax paying entity in 2012 and incurred deferred income taxes based on the differences in book and tax basis of the properties at that date. Upon completion of our initial public offering, all of our properties were owned by a nontaxable entity, and at such time we recognized a tax benefit due to the change in tax status.

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

A reconciliation of Adjusted EBITDA to net (loss) income for the three and nine months ended September 30, 2014 and 2013 is provided below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013 (1)	2014	2013 (1)
Reconciliation of adjusted EBITDA to net (loss) income:	(in thousands)
Net (loss) income attributable to New Source Energy Partners L.P.	$(2,996)	$(1,986)	$(2,943)	$4,768
Interest expense	1,458	654	3,442	3,220
Franchise tax expense (income tax benefit)	41	—	41	(12,126)
Depreciation, depletion and amortization	17,760	4,913	37,329	11,686
Accretion expense	77	59	219	145
Non-cash compensation expense	1,262	—	1,906	7,738
Acquisition and transaction fees	392	556	3,624	461
Gain on acquisition of business	—	—	(2,298)	—
(Gain) loss on derivative contracts, net	(3,768)	3,453	760	2,597
Cash paid on settlement of derivative contracts	(338)	(537)	(3,750)	(878)
Change in fair value of contingent consideration	5,404	—	4,493	—
Adjusted EBITDA	$19,292	$7,112	$42,823	$17,611
__________
(1) Reflects certain changes to align to current methodology for preparing Adjusted EBITDA.

A reconciliation of Adjusted EBITDA to net loss for our exploration and production and oilfield services segments for the three and nine months ended September 30, 2014 is provided below:

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	E&P	OFS	E&P	OFS
Reconciliation of adjusted EBITDA to net loss:	(in thousands)
Net loss attributable to New Source Energy Partners L.P.	$(1,598)	$(1,398)	$581	$(3,524)
Interest expense	936	522	2,681	761
Franchise tax expense	—	41	—	41
Depreciation, depletion and amortization	6,757	11,003	19,473	17,856
Accretion expense	77	—	219	—
Non-cash compensation expense	—	1,262	644	1,262
Acquisition and transaction fees	300	92	3,315	309
Gain on acquisition of business	—	—	(2,298)	—
(Gain) loss on derivative contracts, net	(3,768)	—	760	—
Cash paid on settlement of derivative contracts	(338)	—	(3,750)	—
Change in fair value of contingent consideration	5,404	—	4,493	—
Adjusted EBITDA	$7,770	$11,522	$26,118	$16,705

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows generated by operating activities, borrowings under our credit facility and other debt instruments and the issuance of equity securities in the capital markets. To date, our primary uses of capital has been for the acquisition and development of oil and natural gas properties, the acquisition of our oilfield services business through the MCE Acquisition and the Services Acquisition, distributions to our unitholders and working capital needs. For the remainder of 2014 and 2015, we believe that cash on hand, net cash flows generated from operations and proceeds from borrowings under debt instruments or equity offerings will be adequate to fund our capital budget, pay distributions to our unitholders and satisfy our short–term liquidity needs. We may also utilize borrowings under our credit facility and various financing sources available to us, including the issuance of equity or debt securities through public offerings or private placements, to fund our acquisitions and long–term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions, the outcome of the redetermination of our borrowing base, which is currently in process, and our financial condition. Additionally, the issuance of common units, whether for equity offerings or to settle our contingent consideration obligations, will result in a higher number of units for which we will pay distributions.

Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, and to pay distributions to our unitholders will depend on our ability to generate cash in the future. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including commodity prices, particularly for oil, natural gas and NGLs, and our ongoing efforts to manage production volumes, operating costs and maintenance capital expenditures, as well as general economic, financial, competitive, legislative, regulatory and other factors.

Capital Requirements

Because we distribute all of our available cash, we will not have those amounts available to reinvest in our business to increase our proved reserves and production, and as a result, we may not grow as quickly as other oil and natural gas entities or at all. We plan to reinvest a sufficient amount of our cash flow to fund our maintenance capital expenditures, and we plan to primarily use external financing sources, including borrowings under our credit facility and other debt instruments and the issuance of equity securities, rather than cash reserves established by our general partner, to fund our growth capital expenditures and any acquisitions. Because our proved reserves and production decline continually over time and because we own a limited amount of undeveloped properties, we may need to make acquisitions to sustain our level of distributions to unitholders over time.

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
Distributions are declared and distributed within 45 days following the end of each quarter. The Partnership has declared quarterly distributions per unit to unitholders of record, including holders of common, subordinated and general partner units during the three and nine months ended September 30, 2014 and 2013, as shown in the following table (in thousands):

Distributions	Common Units	Subordinated Units	General Partner Units	Total
2014
First Quarter (1)	$4,681	$1,268	$89	$6,038
Second Quarter (2)	$7,852	$1,279	$90	$9,221
Third Quarter (3)	$9,025	$1,290	$91	$10,406

2013
Second Quarter (4)	$1,857	$604	$43	$2,504
Third Quarter (1)	$3,895	$1,268	$89	$5,252
__________
(1)    Reflects quarterly distributions of $0.575 per unit paid in the third quarter of 2013 and the first quarter of 2014.
(2)    Reflects quarterly distributions of $0.58 per unit paid in the second quarter of 2014.

(3)    Reflects quarterly distributions of 0.585 per unit paid in the third quarter of 2014.
(4)    Prorated to reflect 47 days of the quarterly cash distribution of $0.525 per unit paid in the second quarter of 2013.

On October 21, 2014, the Partnership declared quarterly distributions of $0.585 per unit to unitholders of record, including holders of common, subordinated and general partner units for the three months ended September 30, 2014. The following distributions will be paid on November 14, 2014 to holders of record as of the close of business on November 3, 2014 (in thousands):

	Common Units	Subordinated Units	General Partner Units	Total
Distributions	$9,454	$1,290	$91	$10,835
Cash Flows
Net cash provided by operating activities was approximately $26.4 million and $9.7 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in the cash provided by operating activities is a result of the acquisitions that occurred throughout 2013 and in 2014, which increased the Partnership's overall oil and natural gas production and revenue from oilfield services.
Net cash used in investing activities was approximately $91.0 million and $34.2 million for the nine months ended September 30, 2014 and 2013, respectively. The increase is primarily attributable to the Services Acquisition and the CEU Acquisition during 2014.
Net cash provided by financing activities was approximately $63.0 million and $24.8 million for the nine months ended September 30, 2014 and 2013, respectively. Financing cash flows are primarily related to debt and equity financing of the property development and working capital. The increase in net cash provided by financing activities is primarily due to the equity offering in April 2014.
Working Capital
Working capital is the difference in current assets and current liabilities and is an indicator of liquidity and the potential need for short-term funding. The change in our working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, and maintenance capital expenditures. Our working (deficit) capital was $(37.8) million and $3.7 million at September 30, 2014 and December 31, 2013, respectively. The working deficit is primarily attributable to the contingent consideration from the MCE Acquisition, MCCS Acquisition and Services Acquisition and the factoring payable and notes payable assumed in the Services Acquisition. The MCE Contingent Consideration and the MCCS Contingent Consideration will be paid with common units and the EFS/RPS Contingent Consideration will be paid with a combination of cash and common units. Based on fair value of the EFS/RPS Contingent Consideration of approximately $21.0 million at September 30, 2014, approximately $10.5 million would be paid in cash with the remainder paid in common units. However, the former owners can elect to receive a larger portion of the payout in common units.

Capital Expenditures

Maintenance capital expenditures are capital expenditures that we expect to make on an ongoing basis to maintain our production and asset base (including our undeveloped leasehold acreage) and is estimated as the amount of capital expenditures necessary to maintain the revenue generating capabilities of our assets at current levels over the long term. With respect to our oil and natural gas operations, estimated maintenance capital expenditures represents the average cost to replace a barrel of oil equivalent, using the historical average finding and development costs over the preceding five-year period and the actual production volume for such period. However, future finding and development costs could be higher, which could result in drilling opportunities being limited or uneconomic. With respect to our oilfield services operations, estimated maintenance capital expenditures represent the estimated replacement costs for current equipment whose useful lives are scheduled to be completed during the given year. For the nine months ended September 30, 2014, our maintenance capital expenditures were approximately $12.8 million.

Growth capital expenditures are capital expenditures that we expect to increase our production and the size of our asset base. The purpose of growth capital is primarily to acquire producing assets that will increase our distributions per unit and secondarily to increase the rate of development and production of our existing properties and increase the size and scope of our oilfield services business in a manner that is expected to be accretive to our unitholders. Growth capital expenditures on existing properties may include projects on our existing asset base, like horizontal re-entry programs that increase the rate of production and provide new areas of future reserve growth. We expect to primarily rely upon external financing sources, including borrowings under our credit facility and the issuance of equity securities, rather than cash reserves established by our general partner, to fund growth capital expenditures and any acquisitions. We are party to other operating agreements pursuant to which the operator could decide to engage in capital spending that would require us to pay our share or suffer substantial penalties.

As our future cash flows are subject to a number of variables, including the level of our production and the prices we receive for our production, there can be no assurance that our operations and other capital resources will provide cash in amounts that are sufficient to maintain our planned levels of capital expenditures. Additionally, it is likely that we will incur higher finding and development costs on future drilling opportunities, which would likely result in such drilling activities being curtailed or delayed. If we do not pursue drilling activities, our reserve and production will decrease over time and not be replaced. We may increase or decrease planned capital expenditures, including acquisitions, depending on oil, natural gas and NGL prices, the availability of capital through the issuance of additional common units or long-term debt. A decrease in capital expenditures could limit our ability to increase or replace our reserves, which could reduce our production volumes over time.

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

Declines in commodity prices, increases in production costs and other factors that impact our reserves could result in a redetermination that lowers our borrowing base in the future and, in such case, we could be required to repay any indebtedness in excess of the borrowing base, or we will be required to pledge other oil and natural gas properties as additional collateral. We do not anticipate having any substantial unpledged properties, and we may not have the financial resources in the future to make any mandatory principal prepayments required under our credit facility. Additionally, we anticipate that if, at the time of any distribution, our borrowings equal or exceed the maximum percentage allowed of the then-specified borrowing base, we will not be able to pay distributions to our unitholders in any such quarter without first making the required repayments of indebtedness under our credit facility.

Borrowings under the credit facility bear interest at a base rate (a rate equal to the highest of (a) the Federal Funds Rate plus 0.5%, (b) Bank of Montreal’s prime rate or (c) the London Interbank Offered Rate ("LIBOR") plus 1.0%) or LIBOR, in each case plus an applicable margin ranging from 1.50% to 2.25%, in the case of a base rate loan, or from 2.50% to 3.25%, in the case of a LIBOR loan (determined with reference to the borrowing base utilization). The unused portion of the borrowing base is subject to a commitment fee of 0.50% per annum. Interest and commitment fees are payable quarterly, or in the case of certain LIBOR loans at shorter intervals. At September 30, 2014 and December 31, 2013, the average annual interest rate on borrowings outstanding under the credit facility was 3.25%. At September 30, 2014, the borrowing base under the credit facility was $102.5 million with $10.25 million of available borrowing capacity and no available borrowing capacity before restriction on distribution occurs. In October 2014, the Partnership repaid $9.25 million in borrowings under the credit facility, which increases the amount of available borrowing capacity before restriction on distribution occurs by $9.25 million.

As of September 30, 2014, the credit facility contained financial covenants, including maintaining (i) a ratio of EBITDA (earnings before interest, depletion, depreciation and amortization, and income taxes) to interest expense of not less than 2.5 to 1.0; (ii) a ratio of total debt to EBITDA of not more than 3.5 to 1.0; and (iii) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0, in each case as more fully described in the credit agreement governing the credit facility. The financial covenants are calculated based on the results of the Partnership, excluding its subsidiaries. As of September 30, 2014, the Partnership was in compliance with all covenants under the credit facility.

The semi-annual redetermination of the borrowing base on our credit facility is currently in process. The borrowing base is subject to a number of factors including quantities of proved oil, natural gas and NGL reserves and the bank's price assumptions. Based on our reserve estimates and applicable commodity pricing, we may have a decrease to our borrowing base as a result of the current redetermination. Additionally, a reduction in the borrowing base could result in amounts being due in the near term or limit the availability of borrowings available in the future under the credit facility. As of November 13, 2014, the redetermination of our borrowing base had not been finalized.

Line of Credit

In February 2014, MCE entered into a loan agreement for a revolving line of credit of up to $4.0 million, based on a borrowing base of $4.0 million related to MCES' accounts receivable. Interest only payments are due monthly with the line of credit maturing in February 2015. The line of credit replaced MCES' factoring payable agreement described below. Interest on the line of credit accrues at the Bank of Oklahoma Financial Corporation National Prime Rate, which was 4.0% at September 30, 2014. The line of credit is secured by accounts receivable, inventory, chattel paper and general intangibles of MCES. Based on the outstanding balance of $3.3 million, there was $0.7 million of available borrowing capacity at September 30, 2014.

As of September 30, 2014, the line of credit contained a covenant requiring a debt service coverage ratio, as defined in agreement, of not less than 1.25 to 1.0. As of September 30, 2014, MCE was in compliance with this covenant under the line of credit.

Notes Payable

The Partnership has financing notes with various lending institutions for certain property and equipment through MCES. These notes range from 12-60 months in duration with maturity dates from August 2015 through April 2018 and carry variable interest rates ranging from 5.28% to 10.51%. All notes are associated with specific capital assets of MCES and are secured by such assets. In August 2014, MCES entered into $3.5 million of additional notes payable. At September 30, 2014, the Partnership had $7.7 million outstanding under the MCES notes payable as of September 30, 2014.

In conjunction with the Services Acquisition, the Partnership assumed the outstanding balances on term loans held by EFS. These term loans had a balance of $14.2 million as of September 30, 2014 and mature on June 26, 2015. The term loans have a variable interest rate based on the Bank 7 Base Rate minus 2.3%, which was 5.5% at September 30, 2014, with a minimum interest rate of 5.5%. Payments of principal and interest are due in monthly installments. The term loans are collateralized by various assets of the parties to the agreement and guaranteed by MCE and former owners of EFS and RPS. The Partnership is required to maintain a reserve bank account into which the lesser of $0.3 million or 100% of excess cash flow (as defined in the loan agreement) shall be deposited quarterly and used to fund an additional annual payment on September 30th of each year during the term of the loans.

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

Factoring Payable

In conjunction with the Services Acquisition, the Partnership assumed the EFS and RPS factoring agreements. Under these factoring agreements, invoices to pre-approved customers are submitted to the bank and the Partnership receives 90% funding immediately, and 10% is held in a reserve account with the factoring company for each invoice that is factored. Factoring fees, calculated based on three month LIBOR plus 3% (subject to a monthly minimum), are deducted from collected receivables. These factoring fees, along with an annual fee, are included in interest expense in the statement of operations. If a receivable is not collected within 90 days, the receivable is repurchased by the Partnership out of either the Partnership's reserve fund or current advances. The outstanding balance of the factoring payable was $15.5 million as of September 30, 2014.

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

On October 3, 2014, the Partnership and our general partner entered into the Agreement with the Sales Agent. Pursuant to the terms of the Agreement, the Partnership may sell, from time to time through or to the Sales Agent, common units representing limited partner interests in the Partnership having an aggregate offering price of up to $50.0 million. Sales of such common units, if any, will be made by means of ordinary brokers’ transactions through the facilities of the New York Stock Exchange at market prices, or as otherwise agreed by the Partnership and the Sales Agent. On October 6, 2014, the Partnership sold 720,000 common units under the Agreement for net proceeds of approximately $16.4 million. Proceeds were be used to pay down a portion of the Partnership's credit facility and will be used for general corporate purposes.

Outlook

As our revenue, earnings and cash flow are, in part, dependent on oil, natural gas and NGL prices, lower prevailing and future prices could result in lower revenue, earnings and cash flow. Prevailing and future prices for oil, natural gas and NGLs depend on numerous factors beyond our control such as economic conditions, regulatory developments and competition from other energy sources. The energy markets historically have been volatile and recent oil prices have declined from those earlier in 2014 and may fluctuate significantly in the future. Lower prices may reduce the amount of oil, natural gas or NGLs that we can produce economically. A decline in prices could have a material adverse effect on the estimated value and estimated quantities of our reserves, our ability to fund our operations and to pay distributions to our unitholders, as well as to our financial condition, cash flows, results of operations and access to capital. Our derivative arrangements serve to mitigate a portion of the effect of this price volatility on our cash flows. We will need to incur capital expenditures in the remainder of 2014 and 2015 to develop our reserves; however, such capital expenditures are dependent on availability under the credit facility and other debt instruments, proceeds from equity issuances, along with cash flows from operating activities.

For purposes of determining the present value of estimated future cash inflows from proved oil, natural gas and NGL reserves and calculating its full cost ceiling limitation, we use 12-month average oil and natural gas prices for the most recent 12 months as of the balance sheet date and adjusted for basis or location differential, held constant over the life of the reserves. The average oil price, WTI Cushing, used in such calculations within the 12-month period ended September 30, 2014 was $99.08 Bbl and the average natural gas price, at Henry Hub, was $4.24 Mcf. The first-day-of-the-month oil prices for October and November 2014 were $90.73 Bbl and $80.54 Bbl, respectively, resulting in an average oil price for the 12-month period ended November 30, 2014 of $96.96 per barrel, a decrease of approximately 2% as compared to the 12-month period ended September 30, 2014 average price. The first-day-of-the-month natural gas prices for October and November 2014 were $4.14 Mcf and $3.80 Mcf, respectively, resulting in an average natural gas price for the 12-month period ended November 30, 2014 of $4.31 Mcf, an increase of approximately 2%. If the current downward trend in oil prices continues, there is a reasonable likelihood that the Partnership could incur an impairment to our full cost pool in 2015. Additionally, as a non-operator of our properties, we cannot control the costs our operator may incur and pass along to us. Higher production costs could result in a reduction to how much we are able to economically produce and to our reserves becoming uneconomic, which could result in an impairment of our full cost pool.

Based on our current oil, natural gas and NGL price expectations, we anticipate that our cash flow from operations, borrowings under our credit facility and other debt instruments and the issuance of common units will address our planned capital expenditures and other cash requirements for the remainder of 2014 and 2015. However, future cash flows are subject to a number of variables, including the level of our production and the prices we receive for our production. Additionally, our ability to access the capital markets or obtain financing at competitive rates is dependent upon various factors including prevailing market conditions and our financial condition.
Contractual Obligations
From time to time, we enter into transactions that can give rise to significant contractual obligations. Since December 31, 2013, we have completed the CEU Acquisition, the MCCS Acquisition and the Services Acquisition. These acquisitions or transactions conducted in conjunction with these acquisitions resulted in the following contractual obligations as of September 30, 2014, which are in addition to the contractual obligations of the Partnership that were presented in the 2013 Form 10-K.

•
Notes payable. The principal amount of $16.8 million assumed in the Services Acquisition is due in June 2015. Additionally, MCE entered into notes payable totaling $6.7 million with maturity ranging from 10-48 months.

•
Leases. EFS and RPS have leases, primarily for field offices, in place through September 2022. Amounts due under such leases are approximately $0.1 million for remainder of 2014, $0.4 million for 2015, $0.3 million for each of 2016 through 2018, and $0.8 million thereafter.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our oil, natural gas and NGL production. Due to the volatility of commodity prices, we periodically enter into derivative contracts to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations for a portion of our oil, natural gas and NGL production. While the use of derivative contracts limits our ability to benefit from increases in the prices of oil, natural gas and NGLs, it also reduces the Partnership’s potential exposure to adverse price movements. Our derivative contracts apply to only a portion of our expected production, provide only partial price protection against declines in market prices and limit our potential gains from future increases in market prices. We do not enter into derivative contracts for speculative or trading purposes.

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

At September 30, 2014, the Partnership's derivative contracts consisted of collars, put options, and fixed price swaps, as described below:

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

Collars - three way
Three-way collars have two fixed floor prices (a purchased put and a sold put) and a fixed ceiling price (call). The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be the New York Mercantile Exchange plus the difference between the purchased put strike price and the sold put strike price. The call establishes a maximum price (ceiling) the Partnership will receive for the volumes under the contract.

Put options
The Partnership periodically buys put options. At the time of settlement, if market prices are below the fixed price of the put option, the Partnership is entitled to the difference between the put option and the fixed price.

Fixed price swaps	The Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

The following tables present our derivative instruments outstanding as of September 30, 2014:

Oil collars	Volumes (Bbls)	Floor Price	Ceiling Price
2014	23,763	$80.00	$103.50
2015	42,649	$80.00	$93.25

Oil collars - three way	Volumes (Bbls)	Sold Put	Purchased Put	Ceiling Price
2015	36,500	$77.50	$92.50	$102.60

Natural gas collars	Volumes (MMBtu)	Floor Price	Ceiling Price
2014	260,751	$4.00	$4.41
2015	1,362,382	$4.00	$4.32

Oil put options	Volumes (Bbls)	Floor Price
2014	7,418	$80.00

Natural gas put options	Volumes (MMBtu)	Floor Price
2014	99,034	$3.50
2015	798,853	$3.50
2016	930,468	$3.50

NGL put options	Volumes (Bbls)	Average Floor Price
2014	5,535	$63.19

Oil fixed price swaps	Volumes (Bbls)	Weighted Average Fixed Price
2014	6,900	$103.52
2015	39,411	$88.90
2016	36,658	$86.00

Natural gas fixed price swaps	Volumes (MMBtu)	Weighted Average Fixed Price
2014	176,795	$4.09
2015	800,573	$4.25
2016	629,301	$4.37

NGL fixed price swaps	Volumes (Bbls)	Weighted Average Fixed Price
2014	168,924	$39.44
2015	84,793	$75.18

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

The following table presents gain (loss) on our derivative contracts as included in the accompanying unaudited statements of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total gain (loss) on derivative contracts, net (1)	$3,768	$(3,453)	$(760)	$(2,597)
__________

(1)
Included in the gain (loss) on derivative contracts for the three months ended September 30, 2014 and 2013 are net cash payments upon contract settlement of $0.3 million and $0.5 million, respectively. Included in the loss on derivative contracts for the nine months ended September 30, 2014 and 2013 are net cash payments upon contract settlement of $3.8 million and $0.9 million, respectively.

See Note 6 "Derivative Contracts" to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding our commodity derivatives.

Credit Risk

 All of our derivative transactions have been carried out in the over-the-counter market. The use of derivative transactions in over-the-counter markets involves the risk that the counterparties may be unable to meet the financial terms of the transactions. The counterparties for all of our derivative transactions have an "investment grade" credit rating. We monitor on an ongoing basis the credit ratings of our derivative counterparties and considers our counterparties’ credit default risk ratings in determining the fair value of our derivative contracts. Our derivative contracts are with multiple counterparties to minimize the exposure to any individual counterparty. A default by the Partnership under its credit facility constitutes a default under its derivative contracts with counterparties that are lenders under the credit facility. We do not require collateral or other security from counterparties to support derivative instruments. We have master netting agreements with all of our derivative contract counterparties, which allows us to net our derivative assets and liabilities with the same counterparty. As a result of the netting provisions, the Partnership’s maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts. The Partnership’s loss is further limited as any amounts due from a defaulting counterparty that is a lender under the credit facility can be offset against amounts owed, if any, to such counterparty under the credit facility. As of September 30, 2014, the majority of our open derivative contracts are with counterparties that share in the collateral supporting the credit facility. As a result, we are not required to post additional collateral under its derivative contracts.

Interest Rate Risk

At September 30, 2014, the Partnership had debt outstanding under its credit facility of $92.3 million. A 1% increase in LIBOR on the Partnership outstanding debt under its credit facility as of September 30, 2014 would result in an estimated $0.9 million increase in annual interest expense.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our audit committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014 at the reasonable assurance level due to the material weaknesses in internal control over financial reporting we identified in connection with preparing the 2013 Form 10-K and this Quarterly Report. The material weaknesses we identified, as disclosed in the 2013 Form 10-K and herein, relate to our inability to prepare accurate financial statements, resulting from a lack of reconciliations, a lack of detailed review, an inaccurate revenue cutoff on an acquired business and insufficient resources, and the lack of a sufficient number of qualified personnel to timely and appropriately account for and disclose the impact of complex, non-routine transactions in accordance with GAAP. These non-routine transactions impacted the recording of equity-based compensation, cash flow presentations, revenue, business combination adjustments and disclosures and calculation of earnings (loss) per unit. The material weaknesses resulted in the recording of adjustments identified by our independent registered public accounting firm to our financial statements for the periods ended December 31, 2013 and June 30, 2014. Notwithstanding the existence of the material weaknesses, management has concluded that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

As of September 30, 2014, we have not yet been able to remediate these material weaknesses. However, we have hired additional personnel with experience in technical accounting research and financial reporting. Additionally, we are in the process of making enhancements to our accounting and reporting processes. We do not know the specific timeframe needed to remediate all of the control deficiencies underlying these material weaknesses. In addition, we may need to incur incremental costs associated with this remediation, primarily due to employee recruitment and retention and engagement with third-party consulting firms, and the implementation and validation of improved accounting and financial reporting procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weaknesses.

Changes in Internal Control over Financial Reporting

In 2014, we completed the acquisition of EFS and RPS. The acquisition of EFS and RPS added locations responsible for accounting and reporting functions. As a result, we are modifying our internal control processes and procedures to incorporate these entities. There were no additional material changes in our internal control over financial reporting during our most recent fiscal quarter.

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

Refer to Note 14 "Commitments and Contingencies" of the condensed consolidated financial statements of this Quarterly Report for a discussion of legal proceedings.

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
ITEM 6.          Exhibits

See the Exhibit Index accompanying this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, State of Oklahoma, on November 14, 2014.

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